Form 10-K
period 2026-05-31
FedEx Freight Holding Company, Inc.
filed 2026-08-05
CIK 2082247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-43059

FedEx Freight Holding Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-3560171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8285 Tournament Drive	38125
Memphis, Tennessee	(ZIP code)
(Address of principal executive offices)

901-560-0784
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FDXF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There was no public market for the registrant’s common stock as of the last business day of its most recently completed second fiscal quarter. The registrant has no “non-voting” stock.
As of August 3, 2026, 149,518,133 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Annual Report”), are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, including (but not limited to) statements contained in Item 1. “Business;” Item 1A. “Risk Factors;” Item 1C. “Cybersecurity;” Item 2. “Properties;” Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities;” Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition;” and Item 8. “Financial Statements and Supplementary Data,” regarding our strategy, outlook, financial condition, results of operations, cash flows, plans, objectives, future performance, and business.
Forward-looking statements are generally identified by the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “forecasts,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” “outlook,” “potential,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments, as well as other factors we believe are appropriate under the circumstances. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, economic conditions in the markets in which FedEx Freight Holding Company, Inc., together with its subsidiaries (“we,” “us,” “our,” “FedEx Freight,” or the “Company”), operates; significant changes in the volumes of shipments transported through FedEx Freight’s network, customer demand for FedEx Freight’s various services, or the prices it obtains for its services; geopolitical developments and additional changes in international trade policies and relations; the price and availability of fuel; failure to successfully implement FedEx Freight’s business strategy and effectively respond to changes in market dynamics and customer preferences; FedEx Freight’s ability to achieve some or all of the anticipated benefits from its spin-off from FedEx Corporation (“FedEx”) and such spin-off (the “Spin-Off”); the consequences of FedEx Freight no longer operating as part of a globally diversified company; dis-synergies and other costs incurred in connection with the Spin-Off exceeding FedEx Freight’s estimates; the distribution of shares of FedEx Freight, together with certain related transactions, not qualifying for the intended tax treatment; a significant data breach or other disruption to FedEx Freight’s technology infrastructure, and its ability to mitigate the technological, operational, legal, regulatory, and reputational risks related to emerging technologies such as autonomous technology and artificial intelligence (“AI”); increased insurance and claims expenses related to vehicle accidents, workers’ compensation claims, property and cargo loss, general business liabilities, and benefits paid under employee disability programs; failure to receive or collect expected insurance coverage; the effect of any international conflicts or terrorist activities; failure of third-party service providers to perform as expected, or disruptions in FedEx Freight’s relationships with those providers or their provision of services to FedEx Freight; widespread outbreak of an illness or any other communicable disease or public health crisis; damage to FedEx Freight’s or FedEx’s reputation or loss of brand equity; the intense competition within FedEx Freight’s industry; FedEx Freight’s ability to maintain good relationships with its employees and avoid attempts by labor organizations to organize groups of its employees; any effects on FedEx Freight’s businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions; any liability resulting from and the costs of defending against litigation and governmental proceedings; the sufficiency of insurance coverage FedEx Freight purchases; the effect of technology developments (including AI and machine learning) on FedEx Freight’s operations and on demand for its services, and FedEx Freight’s ability to identify and eliminate unnecessary information technology redundancy and complexity throughout the organization, including exiting the Transition Services Agreement with FedEx (the “Transition Services Agreement”) in the expected timeframe and at the expected cost; disruptions in global supply chains; constraints, volatility, or disruption in the global capital and credit markets; FedEx Freight’s ability to maintain its current credit ratings and senior unsecured debt credit ratings, and its ability to meet credit agreement financial covenants; and other risk factors identified in Item 1A. “Risk Factors” of this Annual Report, as may be updated by subsequent filings with the Securities and Exchange Commission (“SEC”). Further, new risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we accurately assess the ultimate impact of all risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
As a result, no assurance can be given as to our future results and achievements or the effect of such results and achievements on our business and results of operations. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1. BUSINESS
Company Overview
Headquartered in Memphis, Tennessee, FedEx Freight is the largest North American less-than-truckload (“LTL”) freight carrier, with industry-leading transit times and service levels, offering choice, simplicity, and reliability to meet the needs of LTL shippers while operating ethically with a commitment to “Safety Above All.” As of June 1, 2026, we had approximately 40,000 employees, over 365 locations, including approximately 355 shipping terminals (over 320 of which are in the United States) and approximately 10 linehaul relay sites, and nearly 30,000 motorized vehicles, of which nearly 17,000 are tractors, across all 50 U.S. states, Canada, and Mexico. We also offer freight delivery service to most points in Puerto Rico and the U.S. Virgin Islands. Our robust network established through almost 60 years of operations and consisting of more than 26,000 service center doors strategically positioned in high-demand regions provides critical services that facilitate the transport of goods in North America and powers the supply chains of our customers. Our services and solutions support companies of all sizes, industries, and specialties, and our proximity to our customers allows us to transport their goods quickly, reliably, and efficiently.
Our LTL portfolio consists of two complementary service offerings designed to address distinct customer shipping requirements, serving both time-critical and cost-sensitive freight across a single integrated network:
•FedEx Freight Priority: A premium, time-definite LTL service designed for shipments requiring the fastest available transit. Priority offers industry-leading published transit times, including next-business-day service for shipments traveling up to 600 miles and second-business-day service for shipments traveling up to 1,600 miles. The service provides broad coverage across the United States, Canada, and Mexico and is backed by a money-back service guarantee if published delivery commitments are not met, providing customers with a high degree of reliability for time-critical freight.
•FedEx Freight Economy: A value-oriented LTL service designed for shipments with more flexible transit requirements. Economy provides broad coverage across the United States and Canada, including service to and from Puerto Rico and service to the U.S. Virgin Islands through strategic alliances. The service offers reliable and cost-effective transportation for customers seeking to optimize shipping costs while maintaining consistent service performance. Shipments moving under FedEx Freight Economy are generally not covered by a money-back service guarantee.
In addition, FedEx Custom Critical provides expedited, time-specific freight solutions, including Surface Expedite and White Glove Services, available 24/7/365, which are discussed further below under “Business Strategy and Operations.”
Customers can also process domestic and cross-border LTL shipments to and from Canada and Mexico, as well as intra-Canada and intra-Mexico shipments, through our digital customer platforms, including LTL Select, a free cloud-based, multi-carrier transportation management system.
We have a number of ongoing initiatives intended to continue optimizing our operating model and financial performance, which are discussed further below under “Business Strategy and Operations.”
Spin-Off from FedEx Corporation
Prior to June 1, 2026, FedEx Freight operated as a group of wholly owned subsidiaries of FedEx. On December 19, 2024, FedEx announced its plan to spin-off FedEx Freight into an independent, publicly traded company. On June 1, 2026, FedEx completed the Spin-Off through its distribution of 80.1% of the outstanding shares of our common stock on a pro-rata basis to the holders of FedEx common stock. Following the Spin-Off, our common stock began trading under the ticker symbol “FDXF” on the New York Stock Exchange (“NYSE”).
See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for information regarding costs and other financial-related items related to the Spin-Off and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for information regarding the agreements FedEx Freight entered into with FedEx in connection with the Spin-Off.
Change in Fiscal Year
Effective for the period beginning June 1, 2026, the Company's fiscal year-end has changed from May 31 to December 31. Except as otherwise specified, any reference to a year in this Annual Report indicates our fiscal year ended May 31, 2026 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
Industry Overview
Trucking companies provide two main types of services across industries and end-markets: truckload (“TL”) and LTL services. We are the largest provider of LTL services to customers across North America. The LTL industry is a segment of the freight transportation market that specializes in the consolidation and transport of shipments that do not require the full capacity of a truck trailer. This model allows LTL providers to offer cost-effective solutions for businesses that need to ship goods between various locations but do not have sufficient freight to justify hiring a full TL carrier. LTL carriers utilize network-based production logic to link different shipments into multi-stop routes and benefit from a semi- or fully-scheduled linehaul. This results in LTL carriers typically requiring a more expansive and sophisticated network of local pickup and delivery as freight is picked up from multiple customers and routed through a network of service centers and transferred to other trucks with similar destinations. This sophisticated network structure enables shippers to flexibly manage variable shipment volumes and dispatch freight on demand.
There are certain market dynamics that influence LTL services with respect to pricing, routing, and carrier options that are different from the TL operating models. Customer pricing for TL solutions is typically rigid with one price for the entire trailer, irrespective of the shipment size, while LTL offerings are typically more flexible, with origin, destination, class, and weight being the drivers of price. This makes LTL generally more cost-effective than TL for shipments smaller than a full trailer, due to its hub-and-spoke routing model with cross-docking across terminals. In contrast, TL typically operates point-to-point without consolidation terminals, using customized, on-demand routes that may be non- or semi-scheduled. Historically, there has been more favorable pricing and economics in the North American LTL market, which consists of approximately 10 scaled players, as compared to the more fragmented North American TL market.
Business Strategy and Operations
FedEx Freight’s strategy builds on our expansive scale, diversified and premium service capabilities, and a tech-enabled platform to further differentiate our service offerings and drive profitable growth. Our strengths and strategy to grow our business include the following.
Largest LTL Pure-Player with Exceptional Network Scale and Proximity
We are the largest LTL freight carrier in North America with more than 26,000 service center doors and established infrastructure and coverage across 98% of all ZIP Codes in the United States (exclusive of military and PO ZIP Codes) as of June 1, 2026. Our network is strategically aligned with the densest freight corridors in the United States and we have built our infrastructure to serve these high-demand areas efficiently. The combination of our service center door count and proximity to the customer base enables greater supply chain flexibility and efficiency, specifically cross-docking, which streamlines the loading process. This, combined with our fleet size, accelerates our speed and enhances our quality of service. FedEx Freight’s network proximity generally allows it to maintain consistent service levels even during peak periods, as demonstrated by our ability to flex capacity during peak shipping seasons.
Robust Commercial Value Proposition with Differentiated Dual-Service Offering
We have established a comprehensive dual-service model and set of differentiated offerings to provide customers with flexibility to optimize their supply chains based on shipment urgency and service requirements.
Core Products
•FedEx Freight Priority: A premium, time-definite service offering the fastest published transit times in the industry (typically one to three days). Priority enables customers to meet urgent delivery requirements while maintaining end-to-end shipment visibility and reliability.
•FedEx Freight Economy: A value-oriented LTL service for shipments with more flexible transit requirements (typically three to six days). Economy provides reliable, cost-effective transportation for customers seeking to optimize shipping costs while maintaining consistent service performance.
Differentiated Offerings
•Volume Services: Offers customized pricing solutions for qualifying non-urgent shipments based on network capacity, enabling us to capture overflow demand from sectors prioritizing cost efficiency over speed, such as bulk retail and industrial components. The program fills otherwise empty capacity with profitable freight while still supporting unique customer needs.
•Custom Critical Services: Addresses the needs of customers with highly time-sensitive or high-value shipments. These shipments are delivered via “straight through” routing, with no intermediate stops, ensuring maximum speed and security.
•FedEx Freight Direct: Provides multiple service tiers for residential and commercial deliveries with value-added options such as inside delivery and packaging removal.
•Retail Flex: Provides delivery to large retailers with benefits that support consistent on-time, retailer-compliant deliveries.
Multi-Faceted Commercial Initiatives
We are executing on multi-faceted commercial initiatives to elevate our value proposition, strengthen go-to-market effectiveness, and enhance and simplify the customer experience. These include streamlining online tools, improving customer support channels, reducing cargo claims, and offering more flexible service options to enhance the customer experience. In connection with the Spin-Off, we rapidly scaled a dedicated LTL sales organization, attracting top industry talent that is focused on providing a leading customer value proposition supported through a superior delivery experience and data-driven, personalized service.
In addition to pursuing growth across the full customer base, we are focused on incremental growth from several verticals and end markets such as: small and medium sized businesses (“SMBs”), healthcare, grocery, and data centers and energy. We have undertaken numerous related commercial initiatives, including scaling field sales for SMB growth; grocery channel expansion through preferred carrier status; and healthcare product solutions leveraging FedEx Custom Critical.

Proprietary and Digitally Enabled Technology Platform
We leverage technology extensively to enhance our operational efficiency, improve customer service, and differentiate the Company. A key aspect of this is the integration of advanced technology solutions, such as LTL Select, across our network. This platform provides customers with streamlined online experiences for managing their LTL shipments. This includes functionalities such as:
•Online Quoting: Instant rate quotes based on shipment details (weight, dimensions, destination).
•Shipment Booking: Easy online booking and scheduling of pickups.
•Tracking and Visibility: Real-time tracking of shipments from origin to destination, providing transparency and control.
•Reporting and Analytics: Access to data and reports on shipping activity, enabling customers to optimize their supply chain.
Beyond customer-facing and commercial tools, we employ a range of technologies to optimize our internal operations. We are systematically improving our visibility to movements on the dock through proprietary dock software and real-time tracking systems that reduce handling errors and improve throughput. Other initiatives include:
•Route Optimization: Utilizing sophisticated algorithms to plan the most efficient routes for trucks and minimize fuel consumption and transit times.
•Load Planning: Optimizing how freight is loaded onto trailers to maximize space utilization and minimize damage.
•Electronic Logging Devices: Promoting compliance with regulations regarding driver hours of service and improving safety.
•Radio-Frequency Identification (“RFID”) Tracking: Allowing for real-time analytics and improved network visibility.
We also utilize data analytics and AI to improve decision-making:
•Demand Forecasting: Predicting future demand to optimize resource allocation and capacity planning.
•Risk Management: Identifying and mitigating potential risks to the supply chain, such as weather delays or traffic congestion.
Trademarks and Other Intellectual Property
Generally, our products and services are marketed under trademarks that are owned by Federal Express Corporation, a wholly owned subsidiary of FedEx (“Federal Express”). Federal Express owns numerous trademarks and other intellectual property rights relating to the “FedEx” name and brand, including “FedEx Freight.” Federal Express licenses the use of certain trademarks to support its business and takes active measures to enforce its intellectual property rights where appropriate. The FedEx and FedEx Freight trademarks are important to our business.
In connection with the Spin-Off, we entered into a Trademark License Agreement with Federal Express (the “Trademark License Agreement”) that provides us with a license to continue to use certain names, trademarks, and brands owned by Federal Express or its affiliates, including the “FedEx Freight” name and mark.
Also, in connection with the Spin-Off, on May 31, 2026, we entered into an Intellectual Property Cross-License Agreement with FedEx, Federal Express, and FedEx Dataworks, Inc., a wholly owned subsidiary of FedEx (“FedEx Dataworks”) (the “Intellectual Property Cross-License Agreement”) pursuant to which FedEx Freight and each of FedEx, Federal Express, and FedEx Dataworks have granted and received licenses to and from each other in respect of certain patents, know-how, and copyrights. See Item 1A. “Risk Factors” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional information on the Trademark License Agreement and the Intellectual Property Cross-License Agreement.
Customers and End-Markets
We provide services to approximately 108,000 active customers across a broad range of sizes, end-markets, and geographies. In 2026, our top five and top 25 customers accounted for just 9% and 21% of our revenue, respectively. Our largest customer accounted for approximately 4% of our revenue in 2026.
We are a long-term, critical supply chain partner to a diverse customer base including large, market-leading national players in addition to regional companies and/or SMBs. A large number of our customers operate in sectors that we believe are poised for long-term structural growth, such as e-commerce, advanced manufacturing, and healthcare logistics. Additionally, we believe that our relationship with our customers through a dedicated LTL salesforce allows us to truly understand our customers’ challenges to provide tailored and effective solutions. Our cross-border capabilities in Canada and Mexico, along with partnerships for less-than-container load shipments in Europe and Asia, support efficient international logistics.
Competition
Despite several strategic combinations in our industry in recent years, shippers continue to have a wide range of options for their LTL freight. The strength and size of our network enable us to deliver high-quality service, speed, geographic coverage, responsiveness, and flexibility.

Our competitors include local, regional, and national LTL carriers, as well as a range of other transportation and logistics providers. We compete with publicly listed, national-scale LTL carriers, along with numerous smaller-scale national and regional carriers. In addition, we face competition from truckload carriers, small package carriers, private fleets, final mile and expedited delivery providers, railroads, air freight carriers, third-party logistics providers, and emerging digital freight platforms. Some of these competitors have larger customer bases, greater resources, or longer operating histories in certain markets than we do. We believe our size and scale strategically positions us in our industry.
We believe that our extensive national network, integrated service offerings, advanced technology solutions, and commitment to operational excellence differentiate us in the marketplace. Additionally, we believe we are well positioned to benefit from key industry trends, including the continued growth of e-commerce, increased demand for reliable outsourcing partners, and the rapid adoption of digital solutions by shippers and carriers. We also believe that our ongoing investments in technology, network capacity, and service innovation will enable us to meet the changing needs of our customers and compete effectively in a dynamic industry environment.
See Item 1A. “Risk Factors” for additional information.
Seasonality
Our business is cyclical in nature, as seasonal fluctuations affect volumes, revenues, and earnings. Historically, spring and fall are the busier periods, and the latter part of December through February is the slowest period. Shipment levels, operating costs, earnings, and cash flow can also be affected by timing of merit-based compensation increases, our annual general rate increase, and severe weather.
Human Resources
Our people are at the heart of our success and are the foundation of our strong reputation. As of June 1, 2026, we had approximately 40,000 employees, and our exceptional network shapes our identity, reputation, and the type of business we strive to be. Ultimately, our success depends on the talent, dedication, and well-being of our people — our greatest asset. As we continue to grow, we remain dedicated to continuously recruiting, retaining, nurturing, and providing unwavering support to our team members and making FedEx Freight an inclusive and growth-focused workplace. We also conduct periodic audits of our labor practices to assess compliance with regulatory requirements. We have established the Human Resources and Compensation Committee (the “HRCC”) of our Board of Directors (the “Board”), which reviews and discusses with management our key human resource management strategies and programs.
Our approach to managing our front-line workforce is critical to FedEx Freight’s success. Many of our drivers begin their careers working on the dock and are trained as drivers through an internal commercial driver’s license training program. We believe this approach fosters loyalty, and we have maintained a driver turnover rate average of approximately 10% over the last three fiscal years. Further, these drivers are cross-trained to support dock operations, enabling dynamic staffing that enhances flexibility and utilization. This approach drives efficiency and on-time shipments and reduces idle time, reinforcing a culture centered on speed, service, and reliability.
We are also committed to employee retention and emphasize a culture of promotion from within, which provides employees with clear career paths and opportunities for advancement, fostering a sense of loyalty and long-term commitment. FedEx Freight offers extensive training programs and leadership development initiatives to enable employees to advance within the organization. Job-specific learning opportunities include our Driver Development program, which provides hands-on experience for team members to become professional tractor-trailer drivers, and over 500 drivers were employed from this program in 2026.
We provide competitive compensation and benefits packages, which often include health insurance and retirement plans. In addition to financial incentives, we recognize and reward employees for their contributions to motivate them to continue performing at a high level. This recognition can take many forms, including performance-based bonuses, awards, and public acknowledgment of achievements.
Finally, FedEx Freight invests in creating a positive and supportive work environment. This includes promoting open communication, encouraging teamwork, and providing employees with the resources they need to succeed. We also prioritize employee safety and well-being, implementing comprehensive safety programs and providing access to wellness resources in alignment with our commitment to “Safety Above All.” We recently conducted an employee engagement survey with 85% participation to understand our key cultural drivers, strengths, and opportunities. We believe these combined efforts demonstrate FedEx Freight’s commitment to its employees and contribute to our leading position in employee retention within the freight industry.
Corporate Responsibility
At FedEx Freight, we understand that integrating corporate responsibility principles into our strategic focus is essential. These principles are woven into every component of our culture — from efficient resource management to connected support for all our team members to the highest standards of business conduct. We have cultivated a robust and adaptable network designed to minimize operational disruptions, uphold customer trust, and fortify business resilience for ourselves and our clients.
We have integrated evaluation of climate-related physical and transition risk into our enterprise risk management process by leveraging our extensive expertise in proactively navigating complex situations, such as severe weather events. Based on the risks identified, specific contingency plans and strategies are formulated to minimize potential adverse effects on our business.
As we move forward as an independent entity following the Spin-Off, we will define sustainability goals tailored to our unique North American operational footprint. We plan to publish a corporate responsibility report in calendar year 2027.

Fleet Efficiency
We rely heavily on fuel for our day-to-day operations. To reduce our environmental impact, we have adopted fuel-saving measures within our fleet, including fleet replacement and adherence to strict tailpipe emissions standards across jurisdictions, in alignment with U.S. Environmental Protection Agency (“EPA”) and California regulations. We are an industry leader in intermodal transportation utilization, which generally has a significantly lower emissions impact compared to traffic over the road.
Efficiency is central to our business model and the foundation of our sustainability efforts today. Our core strength lies in reducing empty miles and optimizing routes — actions that directly lower fuel consumption and greenhouse gas (“GHG”) emissions. By maximizing trailer utilization and continuously refining our network, we improve both environmental impact and operational performance. While the technologies and infrastructure needed to shift heavy goods vehicles are still developing, we are dedicated to piloting alternative fuels and solutions that can help achieve more immediate reductions in emissions.
Regulation
U.S. Transport
Our operations in interstate commerce are primarily regulated by the U.S. Department of Transportation (“DOT”) and the Federal Motor Carrier Safety Administration (“FMCSA”), which retain limited oversight authority over motor carriers. Federal legislation preempts regulation by the states of rates, routes, and services in interstate freight transportation. Like other interstate motor carriers, our operations are subject to certain DOT safety requirements governing interstate operations. In addition, federal and state regulatory bodies have broad powers relating to vehicle weight and dimensions, authorized motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, port security, and transportation of hazardous materials and other types of shipments. We are subject to the costs and potential adverse impact of compliance associated with the FMCSA’s Electronic Logging Device (“ELD”) regulations and guidance, including the operation of our fleet and safety management systems on the ELD hardware and software platform. For example, the FMCSA imposes stringent rules regarding driver hours of service and break time. We employ electronic logging to keep track of our drivers’ driving time to better monitor safety and adherence to these rules. In addition, certain shipments may subject us to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration (“TSA”) and U.S. Customs and Border Protection (“CBP”).
International Transport
We operate in the United States, Canada, and Mexico. We offer service to and from Puerto Rico and to the U.S. Virgin Islands via alliances. The DOT regulates international routes and practices. The right of a U.S. carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the United States and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific services.
Our customs clearance activities are subject to regulation by CBP and other partner government agencies, like the Food and Drug Administration, that regulate the importation and exportation of specific products. Our operations outside the United States are subject to similar regulation by the regulatory authorities of the applicable foreign jurisdictions, such as the Canada Border Services Agency. For example, in Canada, carriers must obtain licenses issued by provincial transport boards in order to carry goods inter-provincially or to transport goods within any province.
Environmental
We are subject to various federal, state, local, and international environmental laws and regulations that focus on, among other things, the generation, management, and disposal of hazardous waste, materials, and substances. Various laws and regulations also dictate the management of hazardous materials and substances stored, present, or impacting our properties and vehicles, including as related to fuel storage tanks, transportation of certain materials, and activities impacting storm water discharge.
Significant U.S. and international legislative and regulatory efforts limit GHG emissions, including our vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements related to energy usage in facilities and for vehicles and other equipment. Compliance with GHG regulations and the associated potential cost is complicated by the fact that various states, countries, and regions are following different approaches to the regulation of climate change. For example, California has historically set its own vehicle emissions standards via EPA Clean Air Act preemption waivers; however, these waivers have been recently curtailed leaving businesses with questions on enforceability.
Other Regulations
As a transportation and logistics provider, we are subject to a variety of other U.S. and foreign laws and regulations relating to matters including, but not limited to, data protection and AI, bribery and corruption, and trade compliance. Violations or non-compliance could result in significant fines or other penalties and/or negatively impact our reputation, business, or results of operations. See Item 1A. “Risk Factors” for additional information.
Available Information
We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. All of our reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, on our website at ir.fedexfreight.com or through the SEC’s website located at www.sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. We also maintain a section on our website as a disclosure channel for providing broad, non-exclusionary distribution of information regarding FedEx Freight to the public, and as one means of disclosing non-public information in compliance with our disclosure obligations under Regulation FD. The information contained on our website, however, is not incorporated by reference in, and does not form a part of, this Annual Report.
ITEM 1A. RISK FACTORS
In addition to the information set forth in other sections of this Annual Report, including, but not limited to, Item 1. “Business,” Item 1C. “Cybersecurity,” Item 3. “Legal Proceedings,” and Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” you should carefully consider the following factors, which could materially adversely affect our business, results of operations, financial condition, and the price of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial or general risks that apply to all companies operating in North America also may materially adversely affect our business, results of operations, financial condition, and the price of our common stock. Although the risks below are organized by headings and each risk is discussed separately, many are interrelated.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including, but not limited to:
Risks Relating to Our Business and Industry
•macroeconomic conditions, including inflation, interest rates, supply chain disruptions, geopolitical conflicts, and changes in trade policies (including tariffs);
•customer demand for goods, and shifts in production, inventory, and distribution patterns;
•fuel prices and supply disruptions, together with limitations on our ability to recover such costs through fuel surcharges;
•failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences;
•adverse publicity relating to our or FedEx’s activities and the FedEx brand generally;
•the cost and availability of insurance;
•our ability to meet our medium-term financial performance targets;
•the high degree of competition in our industry;
•extensive and evolving transportation, environmental, safety, labor, tax, data privacy, and other regulations;
•legal proceedings and claims, litigation, governmental inquiries, notices, and investigations;
•labor market conditions, including availability and cost of drivers and other personnel, workforce relations, and potential unionization or labor disruptions;
•our ability to adapt to and implement new and emerging technologies, including AI;
•data breaches or other disruptions to our technology infrastructure;
•global climate change, environmental regulation, and sustainability expectations, including increased costs, regulatory uncertainty, and potential litigation or reputational harm; and
•severe weather events, natural disasters, public health crises, and other disruptions (including terrorism).
Risks Relating to the Spin-Off
•significant tax liabilities that could result from the Spin-Off or related transactions failing to qualify as tax-free for U.S. federal income tax purposes;
•certain restrictions resulting from the Spin-Off on our operations and strategy; and
•our ability to achieve some or all of the anticipated benefits of the Spin-Off.
Risks Relating to Our Common Stock
•the potential for substantial sales of our common stock following the Spin-Off; and
•the impact of certain anti-takeover provisions in our organizational documents and under Delaware law.

General Risk Factors
•constraints, volatility, or disruption in global capital and credit markets;
•our inability to operate any acquired businesses; and
•the effects of a widespread outbreak of an illness or any other communicable disease or public health crisis.
Risks Relating to Our Business and Industry
Risks Relating to Macroeconomic and Geopolitical Conditions
We are directly affected by the state of the global economy and geopolitical developments, which has affected the demand for our services and could materially adversely affect our business.
While our operations are limited to North America, we are indirectly impacted by broader macroeconomic and international trade policies and risks. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth — key macroeconomic measurements influenced by, among other things, inflation and deflation, international trade policies and relations (including tariffs or the imposition of new tariffs, trade wars, barriers, or restrictions or threats of such actions), supply chain disruptions, interest rates, currency exchange rates, labor costs and unemployment levels, fuel and energy prices, inventory levels, spending patterns (including shifts from goods to services and vice versa), disposable income, debt levels, credit availability, public health crises, political uncertainty, geopolitical tensions or conflicts, and changes to social conditions and regulations. When individuals and companies purchase and produce fewer goods, we transport fewer shipments, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport shipments shorter distances, which adversely affects our revenue per shipment and results of operations. Certain manufacturers and retailers are also making investments to produce and store goods in closer proximity to supply chains and consumers.
The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to continued weakened business conditions for the transportation industry leading to lower shipment volumes. Additionally, changes in U.S. and international trade policy have in the past and could in the future lead to further weakened business conditions for the transportation industry. We also have experienced, and may continue to experience, a decline in demand for our transportation services as inflation and elevated interest rates negatively affect consumer and business spending. We expect inflation and elevated interest rates to continue to negatively affect our results of operations for the remainder of calendar year 2026.
Additional changes in international relations and trade policies, including with respect to tariffs, could significantly reduce the volume of goods transported and increase our costs, which could materially adversely affect our results of operations and financial condition.
The U.S. government has taken certain actions that have negatively affected U.S. trade, including imposing and threatening to impose tariffs on many goods imported into the United States (including certain goods from Canada and Mexico). Additionally, many foreign governments (including Canada and Mexico) have imposed, and others have threatened to impose, tariffs on certain goods exported from the United States. These actions have contributed to weakness in the global economy and in the transportation industry which has led to lower shipments, adversely affecting our results of operations. These conditions may continue in the future. Increased tariffs may lead to lower levels of trade or heightened political tension. Additional changes to global trade policies could lead to increased tariffs, export controls, quotas, embargoes, or sanctions, which may lead to increased prices or trade limitations for transported goods, potentially reducing customer demand for our services.
In addition, negotiations among the United States, Canada, and Mexico on matters related to the United States-Mexico-Canada Agreement (“USMCA”), which governs trade among such countries, are ongoing. It remains difficult to predict the impact of any change in the USMCA on the economy, including the transportation industry, but given the amount of North American trade that moves by truck, any new or revised restrictions on trade could have a significant impact on supply and demand in the LTL freight transportation industry. Such changes could materially adversely affect our results of operations and financial condition.
Our business and results of operations are affected by the price and availability of fuel, as well as our ability to collect fuel surcharges.
We must purchase large quantities of fuel to operate our vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense is affected by fuel costs. To date, we have been mostly successful in mitigating over time the effect of higher fuel costs through our indexed fuel surcharges, which help offset the negative effect of increased fuel prices. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or other reasons, fuel costs could adversely affect our operating results. We have no derivative financial instruments to reduce our exposure to fuel price fluctuations, and we currently have no plans to use derivative financial instruments for this purpose in the future.
High fuel surcharges could reduce customer demand for our services. In addition, disruptions in the supply of fuel could have a negative effect on our ability to operate our business. The following factors may affect fuel supply and could result in shortages and price increases in the future: political disruptions or geopolitical conflicts involving oil-producing countries; economic sanctions imposed against oil-producing countries or specific industry participants; changes in governmental policy concerning fuel production; transportation taxes; weather-related events; natural disasters; changes in refining capacity; sustainability concerns or regulations;

cyberattacks; and public and investor sentiment. Fuel shortages and price increases could have a material adverse effect on our business, results of operations, and financial condition.
Risks Relating to Operations and Strategies
Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences could materially adversely affect our business, results of operations, and financial condition.
Our long-term business strategy depends on several key initiatives including, but not limited to, our ability to grow our key customer verticals, improve the experience of our customers, and effectively implement new technologies. We are making significant investments and incurring operating expenses in connection with these initiatives, and may not be able to derive the expected benefits from them.
In developing our business strategy, we make certain assumptions including, but not limited to, those related to customer demand and freight volume growth, competition, and the North American and global economies, and actual market, economic, and other conditions may be different from our assumptions. As technology, customer behavior, and market conditions continue to evolve, it is important that we maintain the relevance of our brand and service offerings to our customers. If we are not able to successfully implement our business strategy and effectively respond to changes in technology, customer preferences, and market dynamics, our business, results of operations, and financial condition will suffer.
Adverse publicity relating to our own activities or FedEx’s activities could materially adversely affect our reputation and reduce the value of our goodwill and brand.
We and FedEx have a strong reputation among our respective customers and team members and the general public for high standards of corporate responsibility, governance, and ethics. We expect that our license to use the FedEx brand name pursuant to the Trademark License Agreement and our corporate reputation will be powerful tools for sales, marketing, and recruitment. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional details regarding the Trademark License Agreement and “We do not own the FedEx trademark or logo or associated purple and orange trade dress and certain intellectual property retained by FedEx, the protection of which is largely out of our control, and any elimination of our rights to use specified trademarks and intellectual property granted to us under the Trademark License Agreement and the Intellectual Property Cross-License Agreement could materially adversely affect our reputation, business, and results of operations” below.
Adverse publicity or sensationalism across media channels (whether or not justified) relating to activities including, but not limited to, those by our or FedEx’s team members or others with whom we or FedEx do business, could tarnish our reputation and reduce the value of our brand and goodwill, such as: labor relations, legal matters, cybersecurity incidents, incidents involving vehicles or facilities, cargo theft, sustainability issues, and similar matters. Further, we may have little or no control over some of these activities, such as the activities that are carried out by FedEx or others with which we or FedEx do business.
With the increase in the use of AI and social media outlets, adverse publicity, whether warranted or not, can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and/or create difficulties in retaining and recruiting employee talent, and may require additional resources to rebuild our reputation and restore the value of our brand and goodwill.
We are self-insured for certain costs associated with our operations, and insurance and claims expenses may increase, which could materially adversely affect our profitability and financial condition.
We maintain insurance coverage for covered losses that entitle us, subject to policy terms and limits, to coverage above our retention amount for workers’ compensation claims, vehicle accidents, property and cargo loss, and general business liabilities for occurrences on or after June 1, 2026. Occurrences prior to the Spin-Off are already covered by FedEx policies under which we may make claims pursuant to the Separation and Distribution Agreement between us and FedEx entered into in connection with the Spin-Off (the “Separation and Distribution Agreement”). See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional details regarding the Separation and Distribution Agreement. Our accruals are primarily based on estimated costs determined by actuarial methods. Estimated costs include consideration of a variety of factors and related assumptions, some or all of which may prove to be incorrect. Material increases in the magnitude of claims due to recent litigation outcomes, changes to healthcare costs, accident frequency and severity, insurance retention levels, judgment and settlement amounts, associated legal expenses, and other factors could result in unfavorable differences between actual costs and our reserve estimates. As a result, our insurance and claims costs could increase materially in the future.
As a supplement to our insurance coverage, we maintain coverage with excess insurance carriers in certain instances for potential losses related to occurrences following the Spin-Off that exceed the amounts of our foundational insurance coverage. However, we can provide no assurance that such coverage will be adequate to protect us from costs incurred with certain events. For example, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, including some instances in which juries have awarded hundreds of millions of dollars to those injured in accidents and their families. As a result, several insurance companies have completely stopped offering coverage to trucking companies for automobile liability claims, significantly reduced the amount of coverage they offer, or significantly raised premiums. This trend could adversely affect our ability to obtain suitable insurance coverage, significantly increase our cost of obtaining such coverage, or subject us to significant liabilities for which no insurance is in place.

Given the current claims environment, the amount of coverage available from excess insurance carriers is decreasing, the premiums for this excess coverage are increasing significantly, and excess insurance carriers are challenging insurance claims more frequently, which could further exacerbate our ability to obtain adequate coverage. Our results of operations and financial condition could be adversely affected if our costs or losses significantly exceed our aggregate coverage limits, we are unable to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers fail to pay on our insurance claims, or we experience a claim for which coverage is not provided.
We may not be able to achieve our medium-term financial performance targets.
On April 8, 2026, we announced a comprehensive multi-year financial framework with medium-term financial performance targets. Our ability to achieve these goals is dependent on a number of factors, including the other risk factors described in this Annual Report. We may fail to achieve our medium-term financial performance targets if we are unsuccessful in implementing our strategies, our estimates or assumptions change, or for any other reason. If we are not able to achieve these targets, there could be an adverse effect on our results of operations and financial condition, and the price of our common stock may be negatively affected.
Failure of third-party service providers to perform as expected, or disruptions in our relationships with those third parties or their provision of services to us, could materially adversely affect our business.
We engage third-party service providers to perform certain functions that are integral to our business, including the provision of information technology infrastructure, application development, maintenance and support, and end-user support services. In addition, we have entered into go-forward arm’s-length agreements with FedEx pursuant to which FedEx will provide certain services to us and vice versa following the Spin-Off. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional details regarding such agreements with FedEx. There can be no assurance that such third parties will adhere to contractual service performance or compliance requirements, perform their assignments in a satisfactory manner, or comply with our safety rules in an appropriate manner, and such third parties may suffer disruptions to their systems, labor groups, or supply chains that could adversely affect their services. Such failures could compromise our ability to fulfill our commitments to our customers, comply with applicable regulations, or otherwise meet our customers’ expectations. We may also have disagreements with such third parties, and related contracts may be terminated or may not be extended or renewed. Additionally, from time to time certain service providers have engaged, and some may in the future engage, in fraudulent activities in the course of their business relationships with us. Any of the foregoing could materially adversely affect our business, results of operations, and financial condition.
We operate in a rapidly evolving and highly competitive industry and we may be affected by downward pricing pressures and other competitive factors, along with a decrease in our customers’ use of our services, which could materially adversely affect our results of operations and financial condition.
The freight transportation market is highly competitive and sensitive to price and service levels. Continued transportation industry consolidation may further increase competition. We also face competition from outside the LTL freight transportation industry, including from regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies. Some smaller competitors may not be fully compliant with applicable regulations, which may allow such competitors to achieve additional driver productivity or other advantages. Capacity levels in the broader freight transportation industry also influence demand and pricing for our services. In addition, some retailers are developing and implementing in-house transportation capabilities. For example, Amazon has announced the offering of its internal freight and other transportation and logistics capabilities more broadly to third parties.
Customers may shift to other LTL providers or modes of transportation for a variety of reasons, including in response to capacity, service, and pricing issues. Some of our competitors may have actual or perceived competitive advantages. Our current competitors or potential future competitors could offer a broader range of services or better service levels, more effectively bundle their services, offer services at lower prices, or take greater advantage of emerging technologies such as AI and autonomous transportation. Certain competitors may also be willing to operate at little or no margin to gain market share. The existence of such a pricing environment could limit our ability to maintain or increase our prices. Advancements in technology may also necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments.
Risks Relating to Regulatory and Legal Matters
We have been and may be subject to new and revised regulations related to the transportation industry, which could increase our compliance costs and materially adversely affect our business.
We are subject to laws, regulations, and requirements promulgated by the DOT, the FMCSA, the U.S. Department of Homeland Security, CBP, Canada Border Services Agency, and various other international, domestic, state, and local agencies and port authorities. These authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, and other matters. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental regulations, occupational safety and health regulations, limits or restrictions on vehicle weight and size and types of shipments transported, port security, driver hours of service, driver meal and rest breaks, and drug and alcohol testing. We are subject to the costs and potential adverse effect of compliance with ELD regulations and guidance, including the operation of our fleet and safety management systems on the ELD hardware and software platform. In addition, certain shipments may subject us to compliance with cargo-security and transportation regulations issued by the TSA and CBP. Legal and regulatory requirements and changes in these requirements or guidance, together with the growing compliance risks presented by increased differences between applicable federal and state laws and regulations, may adversely affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services. See Item 1. “Business — Regulation” for additional discussion regarding certain applicable regulations.
Our right to serve foreign points is subject to the approval of the DOT and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific services. For example, in Canada, carriers must obtain licenses issued by provincial transport boards in order to carry goods inter-provincially or to transport goods within any province. Our operations outside of the United States are also subject to regulations that restrict, make difficult, and sometimes prohibit the ability of foreign-owned companies such as us to compete effectively in parts of the international domestic transportation and logistics market. If we are unable to maintain our Free and Secure Trade (“FAST”), U.S. Customs Trade Partnership Against Terrorism (“C-TPAT”), and Partners in Protection (“PIP”) certification statuses, we may have significant border delays, which could cause our cross-border operations to be less efficient than those of competitor carriers that obtain or continue to maintain FAST, C-TPAT, and PIP certifications. Regulatory or executive actions affecting global transportation rights or a failure to obtain or maintain transportation rights in important international markets could impair our ability to operate our business. Further, our ability to obtain or maintain transportation rights internationally may be adversely affected by changes in international trade policies and relations, and any lapses in government operations may result in, among other things, disruptions in the ability of government agencies to grant required regulatory approvals.
We may also become subject to new or more restrictive regulations. Compliance with these laws and regulations can be onerous and expensive and new and changing laws and regulations can require changes that adversely affect our business. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. There can be no assurance that our employees, contractors, or agents will not violate such laws and regulations. If we are found to have violated laws and regulations, it could increase our compliance costs and materially adversely affect our business.
Our business is subject to complex data privacy, data security, cybersecurity, and AI laws and regulations that may significantly increase our costs and adversely affect our business.
Laws and regulations regarding data privacy, data security, cybersecurity, and AI in North America continue to be updated and expanded. Enforcement actions relating to these areas continue to increase and be an area of focus. The failure to comply with applicable data protection laws, regulations, or cybersecurity or AI regulations may expose us or our third-party service providers to litigation, fines, sanctions, or other penalties. Compliance with applicable regulations in the various states and international jurisdictions in which we do business may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks; extensive system or operational changes; or increased cost and/or reduced attractiveness of the services we offer. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time.
We are subject to legal proceedings and claims, litigation, governmental inquiries, notices, and investigations, which could result in significant expense and materially adversely affect our business, results of operations, and financial condition.
The nature of our business exposes us to the potential for various legal proceedings and claims regarding a variety of issues, including accidents involving our trucks and employees and the trucks and employees of third-party contractors, workers’ compensation, federal and state labor and employment law claims, securities claims, privacy claims, contract claims, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters. These proceedings may be time-consuming, expensive, and disruptive to normal business operations, and may include collective and/or class action allegations. Additionally, we may from time to time be subject to potential governmental inquiries, notices, or investigations. The defense, settlement, or resolution of such matters could result in significant expense that may not be covered in whole or in part by insurance.
The FMCSA’s Compliance, Safety, Accountability initiative could adversely affect our ability to hire qualified drivers, meet our growth projections, and maintain our customer relationships, any of which could materially adversely affect our business and results of operations.
The FMCSA’s Compliance, Safety, Accountability initiative (“CSA”) is a data-driven safety compliance and enforcement program designed to improve safety and prevent commercial motor vehicle crashes, injuries, and fatalities. CSA consists of three core components: the Safety Measurement System (“SMS”); interventions; and a Safety Fitness Determination rating system to determine the safety fitness of motor carriers. The SMS uses data from roadside inspections and crash reports from the last two years and data from investigations to identify carriers with safety performance and compliance problems for interventions. The data is updated once a month and organized into seven Behavior Analysis and Safety Improvement Categories (“BASIC”). The SMS groups carriers by BASIC with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and then ranks carriers and assigns a percentile to prioritize them for interventions. Our SMS/BASIC and other safety-related information are dependent upon our safety and compliance experience, which could change at any time. Certain safety performance information, including information derived from SMS, is publicly available. Adverse safety performance metrics, regulatory findings, safety ratings, or other unfavorable safety-related information could negatively affect our reputation and customer relationships, reduce demand for our services, and adversely affect our business and results of operations.

Risks Relating to Employee Matters and Human Resource Management
Labor-related disruptions and potential changes in labor laws could disrupt our operations and materially adversely affect our business and results of operations.
Our business is labor intensive in nature, employing numerous workers across multiple job classifications. Labor-related disputes and disruptions, such as strikes and work stoppages by our employees, employees of our service providers, or employees of our customers could depress volumes or our ability to service customers. Labor unions have in the past attempted to organize employees at FedEx Freight and could attempt to do so again. In June 2026, the U.S. House of Representatives passed the Faster Labor Contracts Act which, if enacted, would alter the process for negotiating initial collective bargaining agreements following union organization efforts. More broadly, Congress may consider additional labor legislation that could strengthen employee organizing rights, facilitate union representation, or otherwise increase labor-related costs and operational risks. In addition, the National Labor Relations Board could take actions that make it easier for our employees, as well as vendors, service providers, and supplier workforces, to organize. In the event of reclassification of our FedEx Custom Critical independent service providers or their drivers as employees, we could be exposed to various liabilities and additional costs under federal, state, and local tax laws.
Our failure to attract and retain employee talent, meet our purchased transportation needs, or maintain our company culture, as well as increases in labor and purchased transportation costs, could materially adversely affect our business, service levels, and results of operations.
Our success depends upon the efforts and abilities of our high-quality management team and employees, many of whom are longstanding FedEx Freight team members. Difficulties in motivating, rewarding, recruiting, and retaining employee talent, including members of senior management and successors to senior management; failure to protect members of senior management from security threats; the unexpected loss of long-term senior management resulting in the depletion of our institutional knowledge; and/or our inability to successfully transition key management roles could materially adversely affect our business and results of operations.
Increased turnover rates could lead to heightened recruiting, training, and retention costs. Additionally, our company culture is important to providing high-quality customer service and having a productive workforce and could be adversely affected by our evolving operations and other factors. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
There is significant competition for qualified drivers and other operational positions within the trucking industry and attracting and retaining qualified employees for such positions has become more challenging due to a decreasing pool of qualified candidates and/or high turnover rates. Changing workforce demographics, hours of service rules, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools and other required education, changing industry regulations, and demand in the labor market have contributed to the reduction in the number of eligible candidates for these positions, and may continue to do so in the future.
Our business is labor intensive, and our ability to meet our labor and purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified persons in the markets where we operate, wage rates and other benefits, adoption of new or revised employment and labor laws and regulations or government programs, and interest in working for FedEx Freight.
Our inability to effectively meet our labor and purchased transportation needs can increase our costs, hinder our ability to execute our business strategy, negatively affect service levels, and adversely affect our business and results of operations.
We may experience an increase in costs, the volatility of costs and funding requirements, and new legal mandates for employee benefits, especially pension and healthcare benefits, which could materially adversely affect our results of operations.
We provide retirement benefits for most of our employees through FedEx Freight-sponsored programs. We assumed certain liabilities from FedEx in connection with the Spin-Off, including certain liabilities for pension, healthcare, and life insurance benefits previously provided to our current employees unrelated to our core business. These programs include defined benefit pension and defined contribution plans. The costs of providing pension plans are dependent on numerous assumptions, such as discount rates, expected long-term investment returns on plan assets, future salary increases, employee turnover, mortality, and retirement ages. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension plans, increases in healthcare costs, or other adverse developments, could increase benefits-related expenses and liabilities. We may rely on estimates and assumptions which are difficult to make. Actual developments may differ from estimates and assumptions, thereby resulting in an increase or decrease in our actual obligations for these liabilities.
Risks Relating to Technology, Data, and Intellectual Property
We may fail to adapt to and implement new technologies, including technologies implemented by our competitors, which could impair our competitive position and materially adversely affect our business and results of operations.
In recent years, our industry has been characterized by rapid changes in technology. AI and other emerging technologies, including autonomous transportation, have the potential to alter the delivery of services and business operations across our industry. Our use of AI or other emerging technologies may be, or may be alleged to be, deficient, inaccurate, biased, or in violation of intellectual property rights or privacy-related rights of third parties. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, may require us to dedicate significant resources to develop, test, implement, and maintain our AI solutions. We also rely heavily on information technology systems. Our information technology systems are complex and require ongoing investments and enhancements to meet both internal requirements and the requirements of our customers.
The process of continuous enhancement may lead to significant ongoing software development costs. We will also continue using certain FedEx systems for a limited time. For example, pursuant to the Transition Services Agreement, FedEx Freight will utilize, for up to two years following the Spin-Off, applications provided by FedEx that support functions including order creation, as well as the network technology operations and support technologies required for those applications. Furthermore, while we may further integrate digital technologies into our operations, these integration efforts and the engagement of additional technology service providers and systems in our operations could increase our exposure to the aforementioned risks. If we are unable to invest in and enhance or modernize our technology systems in a timely manner or at a reasonable cost; if we fail to accurately determine the needs of our customers or trends in the transportation industry; if we are unable to train our employees to operate the new, enhanced, or modernized systems; if we are unable to access FedEx systems we plan to utilize following the Spin-Off; if we fail to effectively implement our new information technology infrastructure in a timely manner; or if we fail to achieve the benefits that we anticipate from any new technology or new or modernized system, our business and results of operations could be materially adversely affected.
In addition, the timing of when we have to adopt new technologies may be affected by changes in the political or regulatory environment, which could further increase our investment costs and operating complexity and limit our ability to offer such technologies to our customers in the jurisdictions in which we operate. Moreover, the success of our approach to technology innovation also depends on market acceptance of our solutions and other factors, including our ability to deploy funds and resources, achieve the right balance of strategic investments in existing or developing technology and innovation, detect and remedy defects in enhanced or new technology, and adequately anticipate and respond to challenges.
A significant data breach or other disruption to our technology infrastructure could materially adversely affect our business and result in the loss of critical, sensitive, or confidential information.
Our ability to attract and retain customers, efficiently operate our business, and compete effectively depends in part on the sophistication, security, and reliability of our technology infrastructure, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers (including personal information), and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. We face significant and evolving risks from cyberattacks, data breaches, and operational disruptions, which may be random or targeted and can originate from a variety of sources, including external actors, malicious insiders, and third-party service providers. These risks are heightened by the increasing number, intensity, and sophistication of attempted attacks globally, as well as the growing reliance on connected information technology systems to store and transmit sensitive data. FedEx and our third-party service providers have experienced, and we and our third-party service providers may experience in the future, breaches or disruptions of our technology infrastructure, which could result in unauthorized access to, or loss of, sensitive or confidential information regarding our operations, customers, employees, or suppliers, including personal information. We have also faced, and may continue to face, attempts to gain access to customer accounts. We also maintain integrations with customers and key business partners and have faced, and may continue to face, attempts to gain access to our systems and environments through such entry points. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our enterprise automation platforms, data leakage, cyber-fraud, and human error pose a direct threat to our products, services, systems, and data, and could result in unauthorized access to, or block legitimate access to, sensitive or confidential data. Any incidents involving the foregoing or similar matters could materially adversely affect our business and result in significant costs.
We depend on and interact with technology and systems of third parties, including customers, cloud service providers, Software as a Service providers, and other vendors. Certain third parties are involved in critical technology services and data processing. These third parties are subject to similar cybersecurity and operational risks, and their failures, breaches, or human errors could compromise our data or disrupt our operations, despite having security processes, protocols, and standards in place. The security measures we and our third-party service providers have in place may not be sufficient to prevent all breaches or disruptions.
Detecting, investigating, and remediating cybersecurity incidents is complex and may be delayed by incomplete or insufficiently detailed logging, the sophistication of threat actors, and the size and complexity of our information systems. The full scope and impact of an incident may not be immediately apparent, and remediation efforts may be prolonged or repeated before the incident is fully contained. In some cases, breaches may not be discovered for a significant period of time after they occur, and harm may spread internally or to customers, vendors, or other third parties before containment. Patches for certain vulnerabilities may not exist and, even where patches or other risk-mitigating activities are available, the development of patches or execution of risk-mitigating actions may not occur before an underlying vulnerability is exploited and results in the disruption of our operations or compromise of our information systems or data. A significant number of our employees as well as customers and others with whom we do business work remotely or in hybrid models, which may heighten these risks. Our investments in technology security initiatives, information technology risk management, business continuity, and disaster recovery plans, including the retirement and replacement of end-of-life systems, are costly, require ongoing monitoring and updating, and may not be sufficient to prevent all incidents, particularly as threats evolve and new technologies such as AI and machine learning introduce additional challenges. A significant cybersecurity incident could materially adversely affect our business, results of operations, and financial condition.

We do not own the FedEx trademark or logo or associated purple and orange trade dress and certain intellectual property retained by FedEx, the protection of which is largely out of our control, and any elimination of our rights to use specified trademarks and intellectual property granted to us under the Trademark License Agreement and the Intellectual Property Cross-License Agreement could materially adversely affect our reputation, business, and results of operations.
We do not own the FedEx trademark or logo or associated purple and orange trade dress and have entered into the Trademark License Agreement with Federal Express, pursuant to which Federal Express granted us a license to use the FedEx Freight trademark and logo in connection with certain of our products, solutions, and services, as well as the right to use the FedEx Freight global brand in connection with certain legal entity names within our corporate structure and trade names. Federal Express owns and controls the FedEx brand, and the integrity and strength of the FedEx brand will depend in large part on the efforts and businesses of Federal Express and FedEx and other licensees of the FedEx brand and how the brand is used, promoted, and protected by them, which will be largely outside of our control. We may be dependent to a certain extent on Federal Express to prosecute, maintain, defend, and enforce the trademarks licensed under the Trademark License Agreement.
Termination of the Trademark License Agreement would eliminate our rights to use the specified trademarks granted to us under the Trademark License Agreement and may result in our having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose our rights under the Trademark License Agreement, which would require us to change our corporate name and undergo significant rebranding efforts. These rebranding efforts may require significant resources and expenses and may compromise our ability to attract and retain customers and employees and/or negatively affect our reputation, any of which could materially adversely affect our business and results of operations.
Our rights to use certain intellectual property retained by FedEx were granted to us under the Intellectual Property Cross-License Agreement. We may be dependent to a certain extent on FedEx to prosecute, maintain, defend, and enforce certain of the intellectual property licensed to us by FedEx. If FedEx chooses not to enforce the intellectual property licensed to us, we may not be able to prevent competitors from making, using, and selling products, solutions, and services that potentially infringe on such intellectual property.
See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional details regarding the Trademark License Agreement and the Intellectual Property Cross-License Agreement.
Risks Relating to the Environment, Climate, and Weather and Other Disasters
We may be affected by global climate change or by legal, regulatory, or market scrutiny and changes with respect to sustainability and environmental matters, which could increase our costs and materially adversely affect our business and results of operations.
Concern over sustainability and the environment, and particularly climate change, including the effects of global warming, has led to significant U.S. and international governmental efforts to enact sustainability- and environmental-related regulatory and reporting requirements and limitations on GHG emissions, including those associated with our vehicle engines and facilities. Increased regulation and reporting obligations regarding GHG emissions, especially vehicle engine emissions, could impose substantial taxes, fees, and other costs on us. These include an increase in the cost of the fuel and other energy we purchase, investments required to obtain electricity capacity and capital, and impairment costs associated with updating or replacing our vehicles or infrastructure prematurely. Compliance with such regulations and the associated potential costs are complicated by the fact that various countries and states are following different and continuously evolving approaches to the regulation and reporting of such matters. For example, in February 2026, the EPA rescinded its 2009 Endangerment Finding, which provided the regulatory predicate for the EPA to issue GHG emission standards. At the same time, the EPA repealed federal GHG emission standards for new light-, medium-, and heavy-duty vehicles and engines. Additionally, while California has historically set its own vehicle emissions standards via EPA Clean Air Act preemption waivers, these waivers have been recently challenged and curtailed by industry and the federal government, which introduces long-term compliance uncertainty due to continued legal changes.
Until the timing, scope, extent, and enforceability of these and other regulations becomes known, we cannot predict their effect on our cost structure or our operating results, but such regulations could materially adversely affect our business and results of operations. See Item 1. “Business — Regulation — Environmental” for additional discussion regarding these regulations.
Further, to the extent we share information about our sustainability practices, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. There is no assurance that we will achieve any of the goals or that our initiatives described in such disclosures will achieve their intended outcome, and our ability to implement such sustainability-related initiatives or achieve sustainability-related goals will be dependent on external factors outside our control.
We also may experience backlash from customers, government entities, advocacy groups, employees, or other stakeholders who disagree with our actual or perceived positions or with our lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues, as well as increased awareness and adverse publicity in the marketplace about the sustainability practices of companies in the transportation industry generally. Certain perceptions about these matters could harm our brand and reputation, our employees’ engagement and retention, and the willingness of our customers and partners to do business with us. Advocates (as well as opponents) to sustainability-related matters are increasingly engaging in a range of activism, including media campaigns and litigation, to advance their perspectives. For example, we could be subject to climate litigation or regulatory enforcement actions as groups, individuals, and governmental authorities affected by climate change seek to recover climate-related damages from entities they perceive as being partially responsible for climate change. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely affect our reputation.
We have in the past and may in the future be affected by harsh weather conditions and other disasters (including terrorist activities), and we may not be able to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance, which could materially adversely affect our business and results of operations.
Our operations are exposed to adverse weather conditions and localized risks from natural or man-made disasters such as earthquakes, volcanoes, wildfires, hurricanes, tornadoes, wind gusts, floods, severe winter weather, heat waves, extended droughts, conflicts or unrest, terrorist or other physical attacks, or other disturbances, actual or threatened. These conditions can adversely affect the business or financial condition of our Company and our customers. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity, or duration of certain adverse weather conditions. Prolonged interruptions or disruptions have and in the future could materially adversely affect our business and results of operations. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could materially adversely affect the demand for our services and our ability to timely deliver goods.
In addition, transportation infrastructure has been in the past, and could in the future be, the target of terrorist activities. Governments in countries in which we operate have adopted, and could in the future adopt, stricter security requirements that increase operating costs and adversely affect our operations. Moreover, a terrorist attack directed at us or on transportation infrastructure on which we rely could disrupt our operations, adversely affect demand for our services, and materially adversely affect our business, results of operations, and financial condition.
Risks Relating to the Spin-Off
If there is a determination that the Spin-Off, together with certain related transactions, was taxable for U.S. federal income tax purposes, then FedEx and its stockholders could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities.
FedEx received a legal opinion and a private letter ruling (the “Private Letter Ruling”) from the Internal Revenue Service (“IRS”) that the Spin-Off, together with certain related transactions, qualified for the non-recognition of income, gain, and loss under Section 355 and related provisions of the Internal Revenue Code (the “Code”). The IRS could determine on audit that the Spin-Off or certain related transactions were taxable for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements, and undertakings upon which the Private Letter Ruling or the legal opinion were based are incorrect or have been violated or if it disagrees with the conclusions in the legal opinion. Accordingly, notwithstanding FedEx’s receipt of the Private Letter Ruling and the legal opinion, there can be no assurance that the IRS will not assert that the Spin-Off or certain related transactions did not qualify for non-recognition treatment for U.S. federal income tax purposes, or that a court would not sustain such a challenge.
If the Spin-Off is determined to be taxable for U.S. federal income tax purposes, FedEx and/or its stockholders could incur significant U.S. federal income tax liabilities, and FedEx Freight could also incur significant liabilities.
In addition, under the Tax Matters Agreement entered into between FedEx Freight and FedEx on May 31, 2026 (the “Tax Matters Agreement”), FedEx Freight is generally responsible for any taxes on FedEx that arise from the failure of the Spin-Off, together with certain related transactions, to qualify for tax-free treatment under Section 355 and certain other relevant provisions of the Code to the extent that the failure to so qualify is attributable to actions, events, or transactions relating to FedEx Freight’s stock, assets, or business, or a breach of the relevant representations or covenants made by FedEx Freight under the Tax Matters Agreement, including in each case those provided in connection with the Private Letter Ruling or the legal opinion.
We have agreed to numerous restrictions to preserve the non-recognition tax treatment of the Spin-Off and certain related transactions, which may reduce our strategic and operating flexibility.
We have agreed in the Tax Matters Agreement to certain covenants and indemnification obligations that address compliance with Section 355 and related provisions of the Code, as well as state, local, and foreign tax law. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off. Specifically, we are subject to certain restrictions that are intended to preserve the generally tax-free status of the Spin-Off and certain related transactions for U.S. federal income tax purposes, including restrictions on our ability to enter into acquisition, merger, liquidation, sale, and stock redemption transactions with respect to our stock or assets. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities, certain internal restructurings, and sales of assets outside the ordinary course of business. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that might otherwise be advantageous for our business, and might discourage or delay a strategic transaction that we or our stockholders may consider favorable.
The non-recurring and recurring costs of the Spin-Off, including those related to FedEx’s provision of transition services, may be greater than we expected and continue to be incurred for longer than we expect.
Following the Spin-Off we expect to incur non-recurring costs associated with the continued establishment of FedEx Freight as a standalone public company, including transaction costs related to rebranding, employee-related costs such as recruitment and relocation expenses, and costs to establish certain standalone functions and other transitional costs, including the implementation of information technology applications and infrastructure to support certain business functions. As a standalone public company, we also expect to incur recurring costs required to operate new functions as a public company, including executive leadership compensation, accounting and financial reporting, compliance and regulatory, human resources, information technology, marketing and communications, insurance, and other operating costs. The costs of the separation incurred after the Spin-Off may be significantly greater than anticipated. Additionally, if we are dependent on FedEx for transition services for a longer period of time than is currently expected our results of operations could be materially adversely affected.
We may be unable to achieve some or all of the anticipated benefits of the Spin-Off, or those benefits may be delayed.
We may be unable to achieve the full strategic and financial benefits (which are based on a number of assumptions, some or all of which may prove to be incorrect) expected to result from the Spin-Off, or such benefits may be delayed or not realized at all. Such expected benefits include, among others: providing greater flexibility to pursue innovation, capture profitable growth opportunities, adapt to changing customer needs, and permitting us to deploy capital in a manner that is optimized for our own strategy and business needs. We may be unable to achieve some or all of the anticipated benefits as an independent company in the time we expect, if at all, for a variety of reasons, including: (i) compliance with the requirements of being an independent, publicly traded company, which will require significant amounts of our management’s time and effort, and may divert management’s attention from operating and growing our business; (ii) costs and expenses related to the Spin-Off, which may be higher than currently expected; (iii) failure to retain existing business and operational relationships, including with customers, suppliers, employees, and other counterparties; (iv) failure to address employee issues so as to promote retention and motivation and maintain efficient and effective labor and employee relations; (v) increased susceptibility to market fluctuations, actions by activist stockholders, and other adverse events than if we were still a part of FedEx; (vi) less diversification of our business than FedEx’s prior to the Spin-Off; and (vii) potential negative reactions from investors and other external stakeholders. If we fail to achieve some or all of the anticipated benefits as an independent company, or do not achieve them in the expected timeframe, our business and results of operations could be materially adversely affected.
The terms we received in our agreements with FedEx in connection with the Spin-Off could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.
The agreements we entered into with FedEx in connection with the Spin-Off were negotiated prior to the Spin-Off, at a time when our business was still operated by FedEx, and we did not have an independent board of directors or a management team independent of FedEx representing our interests. As a result of these factors, it is possible that we might have been able to achieve more favorable terms if the circumstances differed. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional details regarding these agreements.
We could experience temporary business interruptions, and we may not be adequately prepared to meet the requirements of an independent, publicly traded company on a timely or cost-effective basis.
The services that FedEx is providing to us pursuant to the agreements we entered into in connection with the Spin-Off do not include every service that we have received from FedEx in the past and may not fully capture the benefits that we previously enjoyed as a result of being integrated with FedEx. Following the termination of the Transition Services Agreement, we will need to provide internally or obtain from unaffiliated third parties the services we no longer receive from FedEx. If we do not replace these services successfully, we may not be able to operate our business effectively, which could materially adversely affect our results of operations. These services may also be more expensive to implement, or less efficient or effective, than the services FedEx is providing during the term of the Transition Services Agreement.
In addition, following the Spin-Off, we are directly subject to reporting and other obligations under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and face additional costs and demands on management’s time associated with being an independent, publicly traded company. If we are not able to comply with the requirements of the Exchange Act, the Sarbanes-Oxley Act, and other rules and regulations applicable to publicly traded companies, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
As an independent, publicly traded company, we may not enjoy the same benefits that we did as a part of FedEx.
There is a risk that, following the Spin-Off, we may become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the FedEx organizational structure. Additionally, as part of FedEx, we were able to leverage FedEx’s historical reputation, performance, and brand identity to recruit and retain key personnel to run and operate our business. As an independent, publicly traded company, we will need to develop new strategies, and it may be more difficult for us to recruit or retain such key personnel.
We have limited operating history as an independent, publicly traded company, and our historical audited consolidated financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
We derived the historical audited consolidated financial information included in this Annual Report from FedEx’s consolidated financial statements, and this information does not necessarily reflect the results of operations, cash flows, and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:
•Prior to the Spin-Off, we operated as part of FedEx, and FedEx performed various corporate functions for us. Our historical audited consolidated financial information reflects allocations of corporate expenses from FedEx for these functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent, publicly traded company.
•We entered into certain transactions with FedEx in connection with the Spin-Off, such as FedEx’s provision of transition and other services, and agreed to certain indemnification obligations, which may cause us to incur new costs.
Our historical audited consolidated financial information does not reflect changes that we expect to experience in the future as a result of the Spin-Off, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business. As part of FedEx, we enjoyed certain benefits from FedEx’s operating diversity, reputation, size, purchasing power, ability to borrow, and available capital for investments. As an independent entity, we may be unable to purchase goods, services, and technologies, or access capital markets, on terms as favorable to us as those we obtained as part of FedEx prior to the Spin-Off, and our results of operations may be materially adversely affected as a result.
Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in FedEx or because of their previous or continuing positions with FedEx.
Because of their current or former positions with FedEx, certain of our executive officers and directors own equity interests in both us and FedEx. Continuing ownership of FedEx shares and/or equity-based awards, or concurrently holding positions at FedEx and with us, could create, or appear to create, potential conflicts of interest if we and FedEx face decisions that could have implications for both us and FedEx. See Item 10. “Directors, Executive Officers, and Corporate Governance” for additional information regarding positions previously and/or currently held at FedEx by certain of our executive officers and directors.
Messrs. Martin, J. Smith, King, Rodgers, Klank, Lyons, McCoy, Witt, and Gorman and Ms. S. Smith have an economic interest in FedEx through their ownership of its shares and/or equity-based awards.
Potential conflicts of interest could arise in connection with the resolution of any dispute between FedEx Freight and FedEx regarding the terms of the agreements entered into in connection with the Spin-Off and our relationship with FedEx, or with respect to any determinations that potentially have different implications for FedEx Freight and FedEx. A dispute regarding a potential or actual conflict of interest involving FedEx Freight and FedEx could materially adversely affect our business and results of operations. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information about these agreements with FedEx.
Moreover, our certificate of incorporation includes a limited waiver of the doctrine of corporate opportunity. Our certificate of incorporation provides that, to the fullest extent permitted by law, and unless otherwise explicitly agreed in writing, the doctrine of corporate opportunity will not apply with respect to, and we renounce any expectancy to, any corporate opportunity that may relate to one or both of FedEx’s and our businesses from (i) FedEx or (ii) any of our directors or officers (for purposes of this clause (ii)), (x) in circumstances where the application of such doctrine to a corporate opportunity may reasonably conflict with any fiduciary duties or contractual obligations any such person may have to FedEx, and (y) insofar as such corporate opportunity is not offered to such person expressly and solely in such person’s capacity as a director or officer of FedEx Freight and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and such person is permitted to refer that opportunity to FedEx Freight without violating any legal obligation. Neither FedEx nor any of our directors or officers would have any duty to communicate or present any such corporate opportunity to us or be liable to us or our stockholders for breach of fiduciary duty in any capacity by reason of the fact that FedEx pursues or acquires such corporate opportunity for itself, directs such corporate opportunity to FedEx, or does not present such corporate opportunity to us. As a result, we may not become aware of certain corporate opportunities absent such waiver.
In connection with the Spin-Off, FedEx agreed to indemnify us, and we agreed to assume and indemnify FedEx, for certain liabilities.
Under certain of the agreements we entered into with FedEx in connection with the Spin-Off, FedEx agreed to indemnify us, and we agreed to assume and indemnify FedEx, for certain liabilities. Third parties could also seek to hold us responsible for liabilities that FedEx has agreed to retain, and there can be no assurance that the indemnity from FedEx, if any, will be sufficient to protect us against the full amount of such liabilities, or that FedEx will be able to fully satisfy its indemnification obligations, or at all. Any payments to FedEx that we may be liable for pursuant to our indemnification obligations for liabilities that we agreed to assume may be significant.
In connection with the Spin-Off, we incurred significant debt obligations that could limit our financial and operating flexibility.
Prior to the completion of the Spin-Off, we incurred $4.3 billion of indebtedness, net of debt issuance costs and discounts of $36 million, consisting of $3.7 billion in our senior notes and a $0.6 billion term loan under our delayed draw term loan facility. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Financial Condition” and Note 5, Long-Term Debt of the accompanying consolidated financial statements for additional information. We also entered into a revolving credit facility which provides for borrowings of up to $1.2 billion. These financing arrangements could have important consequences, including:
•requiring a substantial portion of our cash flow from operations to make interest payments on debt;

•making it more difficult for us to satisfy debt and other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
•limiting our ability to pay cash dividends or repurchase our common stock.
To the extent that we incur additional indebtedness, the foregoing risks could increase. In addition, our actual cash requirements in the future may be greater than expected.
Our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to refinance our debt. These factors could jeopardize our investment-grade credit rating, which would harm our ability to reinvest in organic growth opportunities, fund strategic initiatives, and provide overall financial flexibility with respect to prevailing capital allocation priorities.
Risks Relating to Our Common Stock
Substantial sales of our common stock may occur following the Spin-Off, which could cause our stock price to decline or be volatile.
FedEx stockholders who received shares of our common stock in connection with the Spin-Off, including some of its larger stockholders, may sell some or all of their shares of our common stock they received in the Spin-Off if we do not fit their investment objectives. In addition, FedEx retained 19.9% of the outstanding shares of our common stock following the Spin-Off. In order to preserve the tax-free status of the Spin-Off and certain related transactions for U.S. federal income tax purposes, FedEx must generally dispose of such shares of our common stock within 24 months of the completion of the Spin-Off. The disposition of a significant number of shares of our common stock by FedEx or other holders, or the perception in the market that such disposition might occur, may decrease the market price of our common stock.
Provisions of Delaware law, our certificate of incorporation, and our bylaws, particularly the provisions that will remain in place until the fifth annual meeting of our stockholders following the Spin-Off, may prevent or delay an acquisition of FedEx Freight, which could decrease the market price of our common stock.
Delaware law and our certificate of incorporation and bylaws each have provisions that could discourage, delay, or prevent a merger, acquisition, or other change in control that FedEx Freight’s stockholders may consider favorable. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is considered favorable to stockholders. These anti-takeover provisions could substantially impede the ability of our stockholders to benefit from a change in control or a change in our management and the Board and, as a result, may adversely affect the market price of our common stock and stockholders’ ability to realize any potential change of control premium. These provisions include, among others:
•the division of the Board into three classes of directors until the fifth annual meeting of our stockholders following the Spin-Off, with each class serving a staggered three-year term;
•requiring all stockholder action be taken at a duly called meeting of the stockholders and action cannot be taken by written consent of stockholders;
•no cumulative voting;
•removal of directors only with cause until the fifth annual meeting of our stockholders following the Spin-Off by the affirmative vote of the stockholders then entitled to vote at an election of directors having a majority of the voting power of FedEx Freight; and
•the requirement, until the fifth annual meeting of our stockholders following the Spin-Off, of approval by not less than 66 2/3% of the total voting power of all of our outstanding voting stock then entitled to vote in the election of directors to amend, alter, or repeal certain provisions of our certificate of incorporation, including those relating to the classified board, removal of directors, ability to call special stockholder meetings, ability for stockholders to act by written consent, and amendment of our certificate of incorporation.
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time following the date on which that person or its affiliate becomes the holder of 15% or more of our outstanding voting stock.

These provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
General Risk Factors
We are also subject to other risks and uncertainties, which in some instances have had in the past and may in the future have a material adverse effect on our business, results of operations, financial condition, and the price of our common stock, including:
•Constraints, volatility, or disruption in the global capital and credit markets, our ability to maintain our current credit ratings and senior unsecured debt credit ratings, and our ability to meet our credit agreement financial covenants.
•Our inability to execute and effectively operate, integrate, leverage and grow any acquired businesses and realize the anticipated benefits of acquisitions, joint ventures, strategic alliances, and investments.
•The effects of a widespread outbreak of an illness or any other communicable disease or public health crisis.
•Inflation and supply chain impacts on the cost and availability of vehicles and service centers.
•Future material impairments in the value of our long-lived assets.
•Our inability to make capital decisions based upon projected volume levels, which may be lower or higher than expected.
•The exclusive forum provisions included in our bylaws, which could limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable.
•Loss or delay in the collection of accounts receivable, including as a result of the terminations of our factoring agreement with FedEx.
•Adverse changes in tax laws or tax rates and adverse positions taken by taxing authorities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our ability to attract and retain customers, efficiently operate our businesses, and compete effectively increasingly depends in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations.
Cybersecurity Risk Management and Strategy
FedEx Freight has an information technology (“IT”) risk management process designed to identify and manage risk within its IT environment, including cybersecurity. The IT risk management process is based on an established framework for identification, measurement, and monitoring of cybersecurity and other risk areas and supplements our Enterprise Risk Management (“ERM”) process and framework. Our IT risk management, ERM, and compliance teams collaborate to regularly evaluate and manage cybersecurity-related risks using various tools and services. Leveraging components from multiple industry frameworks and best practices such as the International Organization for Standardization (“ISO”) 27001 and National Institute of Standards and Technology (“NIST”) standards, including the NIST Cybersecurity Framework, our cybersecurity program prioritizes governance, identification, protection, detection, response, and remediation measures.
As we move forward following the Spin-Off, we will regularly assess our cybersecurity program’s capabilities and tools to help us enhance reliability and evaluate our environment for vulnerabilities. Our IT risk management team, including our Vice President — Chief Information Security Officer (“CISO”), communicates with senior management on the cybersecurity risk posture of our IT assets and strives to ensure consistent risk remediation activities. In addition, our internal audit team monitors the effectiveness of our IT-related controls and performs reviews of our information security organization to help ensure controls are operating effectively and as designed.
Company-wide information security training (including with respect to cybersecurity), supplemented by awareness programs, is crucial for risk reduction and safeguarding customer, employee, and Company information. We provide training to employees based on access to our network, risk, roles, policies, standards, and behaviors, which is updated to address emerging technology and security issues.
We will periodically engage with assessors, consultants, auditors, and other third parties to review and improve our cybersecurity program. In connection with the Spin-Off, we have also entered into the Transition Services Agreement and related agreements with FedEx under which FedEx provides, and we rely on FedEx for, certain IT and cybersecurity functions during the transition period. Compliance with regulatory requirements involves regular third-party assessments. Our processes are also designed to address cybersecurity risks associated with third-party service providers, including risk assessment and due diligence during selection and oversight. Key third parties will undergo regular assessments to gauge cybersecurity control effectiveness, with heightened review of those with access to non-public data.
We will regularly conduct table-top simulation exercises to test our cybersecurity incident response processes with the aim of enhancing effectiveness against evolving threats. Our incident response procedures guide our preparedness, detection, response, and recovery actions.
While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. For more information about cybersecurity-related risks, please see Item 1A. “Risk Factors” of this Annual Report.
Since the Spin-Off and as of the date of this Annual Report, we have not identified any risks from cybersecurity threats or become aware of any cybersecurity incidents, including any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
Cybersecurity Governance
The Board has delegated to its Risk Oversight Committee (the “ROC”) responsibility for overseeing the Company’s cyber and technology-related risks, including network security, information and digital security, data privacy and protection, and risks related to emerging technologies such as AI and machine learning; the technologies, policies, processes, and practices for managing and mitigating such risks; and the Company’s cyber incident response and recovery plan. The ROC also oversees the cybersecurity, cyber-resiliency, and technology aspects of the Company’s business continuity and disaster recovery capabilities and contingency plans.
Following the Spin-Off, the ROC will receive regular updates from our CISO and other members of management on risks related to these matters. Specific topics may include updates to FedEx Freight’s cyber risks and threats, the status of existing or new strategies and associated projects intended to strengthen FedEx Freight’s information security systems, assessments of FedEx Freight’s cybersecurity program, risks associated with third-party service providers, and the emerging threat landscape. The ROC also will receive regular updates on key metrics related to our cybersecurity-related risks. The results of the IT risk management process will also be presented at least annually to the ROC. Additionally, members of the ROC will participate in certain of the future simulation exercises conducted by management. The Chair of the ROC will brief the full Board on certain of these matters. Separately, through our ERM program, key enterprise risks, including with respect to cybersecurity, will be communicated to the Board and its Audit Committee (the “Audit Committee”) at least annually, and any significant changes to these risks will be reported to the Board and its Audit Committee.
Our CISO, who reports to the Executive Vice President — Chief Technology Officer, leads our information security team and has management responsibility for overseeing FedEx Freight’s cybersecurity program, including assessing and managing material risks from cybersecurity threats. Our CISO has more than 25 years of experience in information security, governance, risk management, compliance, and cybersecurity operations. Prior to his current role, he held leadership positions across the transportation, consulting, telecommunications, retail, and energy industries, where he was responsible for enterprise technology, security, and risk management functions. The CISO oversees an information security organization of more than 50 security, risk, and compliance professionals across FedEx Freight. The leadership team of our information security organization has extensive experience in IT and cybersecurity and possesses certifications in cybersecurity and related fields.
Our CISO oversees the execution of our comprehensive IT risk management program. In this capacity, the CISO receives periodic updates on FedEx Freight’s IT risk profile and is responsible for assessing the overall risk framework, evaluating risk prioritization efforts and associated risk mitigation activities, as well as monitoring the evolving risk landscape and posture. FedEx Freight is in the process of formalizing an IT Risk Management Committee, which is expected to be established by the end of the year to further enhance governance and oversight.
Our Executive Leadership Team, of which our Executive Vice President — Chief Technology Officer is a member, oversees our business risk, with cybersecurity threat risks being a regular topic of discussion. Our cybersecurity incident response plan includes processes for communicating cybersecurity incidents to relevant levels of management, including the Executive Leadership Team, the ROC, and the full Board of Directors, as appropriate, and consideration of external reporting and disclosure requirements.
ITEM 2. PROPERTIES
FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of June 1, 2026, FedEx Freight operated nearly 30,000 motorized vehicles and over 365 locations (of which approximately 115 are owned and approximately 250 are leased), including approximately 355 shipping terminals (over 320 of which are in the United States) and approximately 10 linehaul relay sites, which are strategically located to provide service throughout North America. These facilities range in size from approximately 2,000 to 280,000 square feet of office and dock space.
FedEx Freight has focused on optimizing its network footprint while maintaining strong door count and improving lane efficiency. As of June 1, 2026, we remain the LTL industry leader with over 26,000 doors across our network. We believe this design allows us to operate at high capacity while maintaining the flexibility to accommodate new business, promoting service quality as customer needs evolve.

ITEM 3. LEGAL PROCEEDINGS
FedEx Freight and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of business. See Note 13, Contingencies, of the accompanying consolidated financial statements, which is incorporated herein by reference, for additional information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
FedEx Freight's common stock is listed on the NYSE under the symbol “FDXF.” A “when-issued” trading market for FedEx Freight’s common stock began on the NYSE on May 27, 2026, and “regular way” trading of FedEx Freight’s common stock began on June 1, 2026. Prior to May 27, 2026, there was no public market for FedEx Freight’s common stock. As of August 3, 2026, there were 13,580 holders of record of our common stock.
While FedEx Freight expects to begin paying a regular cash dividend in the foreseeable future, the timing, declaration, amount of, and payment of any dividends will be within the discretion of the Board and will depend upon many factors, including FedEx Freight’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of its debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by the Board. Moreover, if FedEx Freight determines to pay any dividend in the future, there can be no assurance that FedEx Freight will continue to pay such dividends or the amount of such dividends.
We did not sell any equity securities during fiscal year 2026 in offerings that were not registered under the Securities Act of 1933.
We did not purchase any shares of our common stock during the three months ended May 31, 2026.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and corresponding notes included elsewhere in this Annual Report. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of FedEx Freight for the years ended May 31, 2026, and 2025. For additional information on the year ended May 31, 2024, and year-over-year comparisons to May 31, 2025, refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our final information statement dated May 13, 2026, attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on May 13, 2026. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Annual Report. See Item 1A. “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements.
The following tables are presented in millions of U.S. dollars unless otherwise stated except for per-share amounts, which are presented in U.S. dollars.
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2026, or ended May 31 of the year referenced. The “Company,” “FedEx Freight,” “we,” “us,” and “our” refer to FedEx Freight Holding Company, Inc. and its direct and indirect subsidiaries after giving effect to the reorganization completed on May 29, 2026 in preparation for the Spin-Off or, when referencing the time period prior to the reorganization, FedEx Freight, Inc.
Description of Business
FedEx Freight is a leading North American provider of LTL freight transportation services. We offer a range of services designed to meet the diverse needs of LTL shippers including time-critical transportation needs leveraging our advanced tracking capabilities and a comprehensive network of service centers and hubs that facilitate efficient delivery and pickup. FedEx Freight’s service offerings include priority services when speed is critical and economy services when time can be traded for savings. FedEx Freight is our sole reportable segment.
FedEx Freight, Inc. was created through several acquisitions by FedEx Corporation (“FedEx”), including Viking Freight, Inc. in January 1998, American Freightways, Inc. in February 2001, and Watkins Motor Lines in May 2006. In April 2002, American Freightways, Inc. was renamed FedEx Freight East, Inc. and Viking Freight, Inc. was renamed FedEx Freight West, Inc. In May 2006, the Watkins Motor Lines business was renamed FedEx National LTL, Inc. In December 2008, FedEx Freight East, Inc. and FedEx Freight West, Inc. merged and became FedEx Freight, Inc., which was wholly owned by FedEx Freight Corporation. In January 2011, FedEx National LTL, Inc. merged into FedEx Freight, Inc. On June 1, 2024, FedEx Freight Corporation merged into FedEx Freight, Inc., and ownership of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) was transferred from another FedEx subsidiary to FedEx Freight, Inc. On September 1, 2024, FedEx Freight Canada Holding Company, Inc., formerly a subsidiary of FedEx Freight Corporation, merged into FedEx Freight, Inc. and its subsidiary, FedEx Freight Canada Corp. (“FedEx Freight Canada”), became a subsidiary of FedEx Freight, Inc.
On July 14, 2025, FedEx Freight Holding Company, Inc. was incorporated to serve as the ultimate parent company of FedEx Freight, Inc. in connection with the planned Spin-Off. Subsequently, on February 11, 2026, FDXF Holding Corporation was formed as an intermediate holding company to become a direct subsidiary of FedEx Freight Holding Company, Inc. On May 29, 2026, ownership of FedEx Freight, Inc. and its subsidiaries was transferred from another FedEx subsidiary to FDXF Holding Corporation. Immediately thereafter, ownership of FDXF Holding Corporation and its subsidiaries was transferred to FedEx Freight Holding Company, Inc.
The consolidated financial statements include the consolidated results of operations, financial position, and cash flows of FedEx Freight Holding Company, Inc. and its subsidiaries for all periods presented since the reorganizations were transactions under common control. See “Summary of Results” below and Item 1. “Business” elsewhere in this Annual Report for additional information.
The key indicators necessary to understand our operating results include:
•the overall customer demand for our various services based on macroeconomic factors and the North American and global economies;
•the volumes of transportation services provided through our network, primarily measured by our average daily shipments and shipment weight and size;
•the mix of services purchased by our customers;
•the prices we obtain for our services, primarily measured by yield (revenue per shipment or hundredweight);
•our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and
•the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
In analyzing the components of our revenue, we monitor changes and trends in our LTL volumes and LTL revenue per hundredweight. While LTL revenue per hundredweight is a yield measurement, it is also a commonly used indicator for general pricing trends in the LTL industry. This yield metric is not a true measure of price, however, as it can be influenced by many other factors, such as changes in fuel surcharges and weight per shipment. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates. LTL revenue per hundredweight and the key factors that can impact this metric are described in more detail below:
•Revenue Per Hundredweight — Our LTL transportation services are generally priced based on weight, commodity, and distance. This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association (“NMFTA”). Light, bulky freight typically has a higher class and is priced higher than dense, heavy freight. Fuel surcharges, accessorial charges, and revenue adjustments reflected in the “Revenue” line item in the accompanying consolidated statements of income are included in this measurement.
•Weight Per Shipment — Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity. Changes in weight per shipment can also be influenced by shifts between LTL and other modes of transportation, such as truckload and intermodal, in response to capacity, service, and pricing conditions. Fluctuations in weight per shipment generally have an inverse effect on our revenue per hundredweight, as a decrease in weight per shipment will typically cause an increase in revenue per hundredweight.
•Revenue Per Shipment — This measurement is primarily determined by the two metrics listed above and is used in conjunction with the number of LTL shipments we receive to evaluate LTL revenue.
Transition to Stand-Alone Company
FedEx Freight Holding Company, Inc. was incorporated in Delaware on July 14, 2025, for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of FedEx Freight, Inc. On June 1, 2026, FedEx distributed shares representing approximately 80.1% of FedEx Freight Holding Company, Inc.'s outstanding common stock to holders of record of FedEx's common stock as of the close of business on May 15, 2026 (the "Distribution"), in a Spin-Off that was tax-free for U.S. federal income tax purposes. Following the Distribution, FedEx Freight became an independent, publicly traded company. For additional information, see Note 1, Description of Business and Basis of Presentation, and Note 14, Subsequent Events, of the accompanying consolidated financial statements.
Effective for the period beginning June 1, 2026, the Company's fiscal year-end has changed from May 31 to December 31.
Relationship with FedEx
As a wholly owned subsidiary of FedEx prior to the Spin-Off, we relied on FedEx to manage certain of our operations and provide certain services, the costs of which were either allocated or directly billed to us. Historical costs for such services may not necessarily reflect the actual expenses we would have incurred, or will incur, as an independent company. In connection with the Spin-Off, we entered into the Separation and Distribution Agreement and certain other agreements with FedEx, including the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Intellectual Property Cross-License Agreement, the Trademark License Agreement, and the Stockholder and Registration Rights Agreement, as described in Item 13. “Certain Relationships and Related Transactions, and Director Independence,” which provides a framework for our relationship with FedEx after the separation. We will utilize certain FedEx services for a transitional period following the Spin-Off, but generally not longer than 24 months after the Spin-Off before we replace these services over time with services supplied either internally or by third parties. The costs for the services we receive from FedEx initially, and then internally or from third parties, may vary from the historical costs directly billed and allocated to us for the same services. Addressing the needs that arise from becoming a stand-alone company will require significant resources, including time and attention from our senior management and others throughout the Company. We will continue to monitor potential separation dis-synergies and we have incurred, and anticipate we will further incur, certain one-time costs associated with creating our own capabilities to manage operations and provide certain services we previously received as part of FedEx.
Stand-Alone Company Expenses
As a result of the Spin-Off, we have become subject to federal and state securities law and stock exchange requirements and have begun to establish additional procedures and practices as a stand-alone public company. As a result, subsequent to the Spin-Off, we have started to and will continue to incur additional expenditures consisting primarily of employee-related costs, costs to establish certain stand-alone functions and information technology systems, and other transaction-related costs. Additionally, we will continue to incur incremental costs that arise from becoming a stand-alone public company, including costs related to external reporting, internal audit, treasury, investor relations, board of directors and officers, and stock administration, as well as costs from expanding the services of existing functions, such as information technology, finance, human resources, legal, tax, facilities, branding, security, government relations, community outreach, and insurance. In line with our long-term cost strategy, we will continue to look for operational cost improvement opportunities as a stand-alone company by utilizing our lean culture and innovative technologies to drive lower costs and increased productivity levels across our business and corporate functions.
Results of Operations
Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense below focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expenses” includes shared services and general corporate costs, finance charges for factored trade receivables, self-insurance claims, and costs associated with professional fees and outside service contracts (such as information technology services, facility services, temporary labor, and security).
Seasonality
Our business is cyclical in nature, as seasonal fluctuations affect volumes, revenues, and earnings. The spring and fall are the busiest periods, while the latter part of December through February is the slowest period. Shipment levels, operating costs, earnings, and cash flow can also be affected by timing of merit-based compensation increases, our annual general rate increase, and severe weather.
Trends Affecting our Business
The following trends significantly affect the indicators discussed above, as well as our business and operating results. See the risk factors identified under Item 1A. “Risk Factors” for more information.
The FedEx Board oversaw and monitored the risks related to FedEx Freight prior to the Spin-Off. Our Board has assumed oversight of these risks upon completion of the Spin-Off and, with management and through our Risk Oversight Committee, will continue to assess whether developments related to these risks have had, or are reasonably likely to have, a material impact on the Company.
Macroeconomic Conditions
While our operations are limited to the United States, Canada, and Mexico, we are indirectly impacted by, and particularly vulnerable to, broader macroeconomic activity. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to continued weakened business conditions for the transportation industry leading to lower shipment volumes. Additionally, changes in U.S. and international trade policy have in the past, and could in the future, lead to further weakened business conditions for the transportation industry. We also have experienced, and may continue to experience, a decline in demand for our transportation services as inflation and elevated interest rates are negatively affecting consumer and business spending. We expect inflation and elevated interest rates to continue to negatively affect our results for the remainder of calendar year 2026.
Based on the current trends, we expect the softness in the industrial economy to continue to put pressure on demand for LTL services for the remainder of calendar year 2026. In addition, we expect to continue to experience elevated expense levels in support of our separation from FedEx. We will continue to execute our revenue quality strategy and focus on cost management to align expenses to lower demand levels.
The uncertainty of slowing North American and global economies, global inflation, geopolitical challenges, and the effects these factors will have on the rate of growth of North American and global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of calendar year 2026 inherently less certain. See Item 1A. “Risk Factors,” “Forward-Looking Statements,” and “— Critical Accounting Estimates” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.
Global Trade Policies
The United States government has taken certain actions that have negatively affected U.S. trade, including imposing and threatening to impose tariffs on many goods imported into the United States (including certain goods from Canada and Mexico). Additionally, many foreign governments (including Canada and Mexico) have imposed, and others have threatened to impose, tariffs on certain goods exported from the United States. These actions have contributed to weakness in the global economy and in the transportation industry, which has led to lower shipments, adversely affecting our results of operations.
These or additional changes in U.S. or international trade policy could lead to further weakened business conditions for the transportation industry.
Fuel
We apply fuel surcharges on our services, most of which are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from ten days prior to the week in which it is assessed. We routinely review our fuel surcharges and periodically update the tables used to determine our fuel surcharges.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price, extra service charges, and the level of discounts offered.
In addition to variability in usage and market prices, the manner in which we purchase fuel (whether through retail or bulk suppliers) also influences our results. We must purchase large quantities of fuel to operate our vehicles, and the price and availability of fuel are beyond our control and can be highly volatile. For example, recent disruptions to shipping have contributed to a significant increase in fuel prices, and global volatility in fuel prices may persist due to ongoing regional and global tensions and conflicts in the Middle East and elsewhere. In addition, our purchased transportation expense is affected by fuel costs.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. During 2026, higher fuel prices positively affected yields through increased fuel surcharges and negatively affected fuel expenses.
To date, we have been mostly successful in mitigating over time the expense effect of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could materially and adversely affect our operating results. For more information, see Item 1A. “Risk Factors.”
Summary of Results
The following table compares summary operating results (dollars in millions, except per share amounts):

	Years Ended May 31,
	2026	2025	Percent Change
Revenue	$8,795	$8,892	(1)
Operating income	$540	$1,404	(62)
Operating margin	6.1%	15.8%	(970)	bp
Net income	$655	$1,346	(51)
Diluted earnings per share(1)	$4.38	$9.00	(51)

(1)
Immediately prior to the Spin-Off, the Company effected a recapitalization whereby its 100 issued and outstanding shares of common stock were reclassified and converted into 149,505,248 shares of common stock. All historical share and per-share amounts presented herein have been retrospectively adjusted to reflect this recapitalization.

Overview
Operating income in 2026 was negatively affected by higher costs related to the Spin-Off — including increased salaries and employee benefits, outside service contracts and professional fees — as well as by reduced demand, partially offset by increased yield.
We incurred costs related to the Spin-Off of $492 million in 2026. These costs consisted of fees for professional services, as well as employee incentive plan amounts, all of which are included in the "Separation and other costs" line item in the accompanying consolidated statements of income. All separation costs in 2025 were recognized by FedEx and, therefore, we did not incur any Spin-Off costs in 2025.

The following table compares revenue, operating expenses, operating income, operating margin, selected statistics, and operating expenses as a percent of revenue (dollars in millions):

	Years Ended May 31,		Percent Change		Percent of Revenue
	2026	2025			2026	2025
Revenue	$8,795	$8,892	(1)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	4,276	4,157	3		48.6	46.7
Purchased transportation	807	807	—		9.2	9.1
Rentals	308	295	4		3.5	3.3
Depreciation and amortization	512	471	9		5.8	5.3
Fuel	486	457	6		5.6	5.1
Maintenance and repairs	343	362	(5)		3.9	4.1
Separation and other costs	492	—	NM		5.6	—
Other	1,031	939	10		11.7	10.6
Total operating expenses	8,255	7,488	10		93.9%	84.2%
Operating income	$540	$1,404	(62)
Operating margin	6.1%	15.8%	(970)	bp
Operating days	252	252	—
Average daily shipments (in thousands):
Priority	59.5	61.8	(4)
Economy	26.6	28.3	(6)
Total average daily shipments	86.1	90.1	(4)
Weight per shipment (pounds):
Priority	933	941	(1)
Economy	925	873	6
Composite weight per shipment	931	920	1
Revenue per shipment (dollars):
Priority	$370.90	$358.84	3
Economy	421.78	405.53	4
Composite revenue per shipment	$386.63	$373.52	4
Revenue per hundredweight (dollars):
Priority	$39.74	$38.13	4
Economy	45.60	46.46	(2)
Composite revenue per hundredweight	$41.54	$40.61	2
Revenue
Revenue decreased 1% in 2026 primarily due to lower volume resulting from macroeconomic conditions, partially offset by higher fuel surcharges and base yield improvement.
Average daily shipments decreased 4% in 2026 due to reduced demand for our services, primarily resulting from macroeconomic conditions, including continued weak industrial production, global trade policy uncertainty, and excess capacity in the LTL industry. Revenue per shipment increased 4% in 2026 primarily driven by higher fuel surcharges and weight per shipment.
Operating Income
Operating income decreased 62% in 2026 primarily due to higher costs related to the Spin-Off, including higher salaries and employee benefits expense, outside service contracts and professional fees, as well as reduced demand. These impacts were partially offset by increased revenue per shipment driven by higher fuel surcharges and weight per shipment.
Fuel expense increased 6% in 2026 primarily due to higher diesel fuel price-per-gallon, partially offset by lower mileage and higher miles-per-gallon. Salaries and employee benefits increased 3% in 2026 largely reflecting Spin-Off-related personnel activity, including the transfer to us of over 1,500 employees from FedEx, as well as higher wage rates, partially offset by lower volume. Other operating expenses increased 10% in 2026 due to increased outside service contracts related to the Spin-Off, including incremental software license costs and other technology-related activities, and higher bad debt expense due to the termination of our participation in the factoring agreement with FedEx. For additional information regarding our prior factoring agreement with FedEx, see “— Financial

Condition — Liquidity Outlook,” and Note 2, Summary of Significant Accounting Policies and Note 10, Related Party Transactions, of the accompanying consolidated financial statements.
Separation and other costs of $492 million in 2026 are primarily related to legal, consulting, and advisory fees for professional services and an employee incentive plan associated with the Spin-Off. FedEx Freight did not incur any costs associated with the Spin-Off in 2025.
Income Taxes
Our effective tax rates were 25.9% and 25.3% for 2026 and 2025, respectively, and varied from the statutory tax rate due to a jurisdictional mix of earnings, revisions of prior-year tax estimates for actual tax return results, and tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions within the OBBBA are interdependent and have implications for both the effective tax rate and cash taxes. The provisions within the OBBBA did not have a material impact to the Company’s overall effective tax rate. Cash taxes were not materially impacted as the consolidated financial statements reflect cash taxes paid where the Company does not file a consolidated tax return with FedEx.
The foreign countries in which FedEx Freight operates have adopted the Organization for Economic Cooperation and Development’s global framework implementing a 15% corporate minimum tax, commonly referred to as Pillar Two. Based on currently issued guidance, FedEx Freight qualifies for the Transitional Country by Country Safe Harbor based on the simplified effective tax rate test, thus our financial results were not impacted by Pillar Two.
For more information on income taxes, see “— Critical Accounting Estimates” and Note 8, Income Taxes, of the accompanying consolidated financial statements.
Recent Accounting Guidance
See Note 3, Recent Accounting Guidance, of the accompanying consolidated financial statements for a discussion of recent accounting guidance.
Financial Condition
Liquidity
Cash totaled $251 million as of May 31, 2026, compared to $109 million as of May 31, 2025. The following table provides a summary of our cash flows (in millions):

	Years Ended May 31,
	2026	2025
Operating activities:
Net income	$655	$1,346
Separation and other costs, net of payments	135	—
Other noncash charges and credits	790	673
Changes in assets and liabilities	(1,413)	(488)
Cash provided by operating activities	167	1,531
Investing activities:
Capital expenditures	(379)	(437)
Proceeds from asset dispositions and other	16	52
Cash used in investing activities	(363)	(385)
Financing activities:
Principal payments on debt	(26)	(63)
Proceeds from debt issuances	4,271	—
Net transfers to Parent	(3,910)	(1,077)
Cash provided by (used in) financing activities	335	(1,140)
Effect of exchange rate changes on cash	3	(3)
Net increase in cash	142	3
Cash at end of period	$251	$109
Cash Provided by Operating Activities. Cash flows from operating activities decreased $1.4 billion in 2026 primarily due to lower net income and working capital changes, driven by an increase in accounts receivable related to approximately $1.0 billion of reacquired outstanding U.S. trade receivables, partially offset by a decrease in intercompany amounts due to Parent. Both the reacquired receivables and decrease in intercompany amounts were related to the termination of the Company's factoring agreement with FedEx in preparation for the Spin-off. For additional information regarding our prior factoring agreement with FedEx, see Note 2, Summary of Significant Accounting Policies, and Note 10, Related Party Transactions, of the accompanying consolidated financial statements.
Cash Used in Investing Activities. Capital expenditures were 13% lower in 2026 primarily due to decreased spending on vehicles and trailers and ground support and dock equipment, partially offset by increased spending on facilities and other and information technology.
See “— Capital Resources” for a more detailed discussion of capital expenditures during 2026.
Cash Provided by (Used in) Financing Activities. Cash provided by financing activities primarily reflects debt proceeds and net transfers to FedEx. In 2026, cash provided by financing activities increased $1.5 billion, driven by $4.3 billion in proceeds from our debt issuance, partially offset by a $2.8 billion increase in net transfers to FedEx. For additional information related to FedEx’s centralized cash management program see Note 1, Description of Business and Basis of Presentation, and Note 10, Related Party Transactions, to the accompanying consolidated financial statements.
Capital Resources
Our operations are capital intensive, characterized by significant investments in vehicles and trailers, facilities, ground support and dock equipment, and technology. The amount and timing of capital investments depend on various factors, including pre-existing contractual commitments, anticipated volume growth, economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing, and actions of regulatory authorities.
The following table compares capital expenditures by asset category (in millions):

	Years Ended May 31,
	2026	2025	Percent Change
Vehicles and trailers	$193	$274	(30)%
Facilities and other	107	67	60
Ground support and dock equipment	57	83	(31)
Information technology	22	13	69
Total capital expenditures	$379	$437	(13)%
Capital expenditures decreased $58 million in 2026 primarily due to decreased spending on vehicles and trailers and ground support and dock equipment, partially offset by increased investments in facilities and other and information technology. These changes in capital expenditures are a result of continuing to prioritize investments that support increasing efficiency and reducing our cost to serve.
Our capital expenditures for the remainder of calendar year 2026 are expected to range between $320 million and $340 million, funded by cash on hand and available liquidity. Our expected capital expenditures for the remainder of calendar year 2026 include investments in technology required for our exit from the Transition Services Agreement.
We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures are expected to generate high returns on investment and are balanced with our outlook for North American and global economic conditions. For additional details on key capital projects in the remainder of calendar year 2026, refer to “— Financial Condition — Liquidity Outlook.”
Liquidity Outlook
We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives, and capital resources. We believe our existing cash upon completion of the Spin-Off, cash flows generated from operations, availability under our revolving credit facility, and access to capital markets will provide adequate resources to fund our future cash flow needs. Following the Spin-Off, we are further evaluating our liquidity needs, capital structure, and sources of capital on a stand-alone basis.
In response to current business and economic conditions as referenced in the “— Results of Operations — Trends Affecting our Business,” we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, geopolitical conflicts, and uncertainty regarding international trade, including the impact of tariffs.
We have historically participated in FedEx’s centralized approach to cash management and financing of its domestic operations. We have historically generated, and expect to continue to generate, positive cash flow from operations. As a result of the Spin-Off, we no longer participate in FedEx cash pooling arrangements, and our cash is held and used solely for our own operations.
We historically factored certain of our U.S. trade receivables through FedEx on a non-recourse basis pursuant to a factoring agreement. We accounted for transfers under the factoring agreement as sales because we sold full title and ownership in the underlying receivables and control of the receivables was considered transferred. These receivables were not recognized on our Consolidated Balance Sheets in the accompanying consolidated financial statements. On November 30, 2025, the Company’s factoring agreement with FedEx was terminated in preparation for the Spin-Off. Additionally, on November 18, 2025, the Company entered into a True Sale and Assignment Agreement with FedEx, effective December 1, 2025, under which we reacquired all outstanding U.S. trade receivables previously sold to FedEx under the Company's factoring arrangement described above. This transaction was structured as a true sale without recourse, resulting in the Company resuming ownership and collection of its outstanding receivable balances. As a result of this transaction, accounts receivable balances presented in the Consolidated Balance Sheets of the accompanying consolidated financial statements have materially increased as of May 31, 2026, compared to May 31, 2025. The Company's decision to reacquire all outstanding U.S. trade receivables previously sold to FedEx could result in a slower cash conversion cycle from sales to cash collection. There is no guarantee we, if desired to enter into a similar financing arrangement, will be able to enter into such an arrangement with a third party or be able to sell similar volumes of U.S. trade receivables compared to the amounts historically sold to FedEx. For additional information regarding our prior factoring agreement with FedEx, see Note 2, Summary of Significant Accounting Policies, and Note 10, Related Party Transactions, of the accompanying consolidated financial statements.
We have additional obligations as part of our ordinary course of business beyond those committed for capital expenditures, which include lease obligations. Refer to Note 6, Leases, of the accompanying consolidated financial statements for more information. In addition, we have certain tax positions that are further discussed in Note 8, Income Taxes, of the accompanying consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements that we believe could have a material impact on our financial condition or liquidity. Refer to Note 13, Contingencies, of the accompanying consolidated financial statements for discussion of guarantees of FedEx debt.
In contemplation of the Spin-Off, we incurred $4.3 billion of indebtedness, net of debt issuance costs and discounts of $36 million, consisting of $3.7 billion in senior notes and a $0.6 billion term loan under a delayed draw term loan facility, all of which is long-term. This indebtedness has an estimated weighted-average interest rate of 4.79%. The actual rates of interest may be different from those assumed. The terms of such indebtedness are described in Note 5, Long-Term Debt, of the accompanying consolidated financial statements. Upon completion of the Spin-Off on June 1, 2026, FedEx was automatically released from its guarantee of these financing arrangements, and FedEx Custom Critical joined FedEx Freight, Inc. as a guarantor. In connection with the Spin-Off, we distributed, from the net proceeds of such borrowings, $4.1 billion of cash to FedEx as part of the consideration for the assets FedEx contributed to us in connection with the Spin-Off. We have also entered into a revolving credit facility that provides for borrowings of up to $1.2 billion; however, the revolving credit facility was not utilized prior to the Spin-Off or to fund the distribution of $4.1 billion to FedEx.
Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a complex corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and new or better information.
The estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to our results of operations and financial condition. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee and with our independent registered public accounting firm. See Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements for further information on our significant accounting policies.
Shared Services and Corporate Allocations
FedEx allocated certain shared services and general corporate costs to us that are reflected as expenses in the accompanying consolidated financial statements including, but not limited to, information technology, marketing, sales, financial services, support services, customer experience, and corporate executives’ salaries and employee benefits. These expenses have been allocated to FedEx Freight based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on an applicable measure of total revenue, headcount, specific revenue by function, transaction volume, or other relevant measures. Management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided, to us. These allocated amounts, however, are not necessarily indicative of the actual amounts that might have been incurred or realized had we operated as an independent, stand-alone entity, during the periods presented, nor are they indicative of our future operations.
Income Taxes
We are subject to income taxes in the United States, Canada, and Mexico. Our income taxes are a function of our income, tax planning opportunities available to us, statutory tax rates, and the income tax laws in the various jurisdictions in which we operate. These tax laws are complex and subject to different interpretations by us and the respective governmental taxing authorities. As a result, significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Our intercompany transactions are based on globally accepted transfer pricing principles, which align profits with the business operations and functions of the various legal entities in our international business.
We evaluate our tax positions quarterly and adjust the balances as new information becomes available. These evaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax laws or their interpretations, audit activity, and changes in our business. In addition, management considers the advice of third parties in making conclusions regarding tax consequences.

Tax contingencies arise from uncertainty in the application of tax rules throughout the jurisdictions in which we operate. Despite our belief that our tax return positions are consistent with applicable tax laws, taxing authorities could challenge certain positions. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on the technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination, and as a result there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We record the taxes for global intangible low-taxed income as a period cost.
Our income tax positions are based on currently enacted tax laws. As further guidance is issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, any resulting changes to our estimates will be made in accordance with the relevant accounting guidance.
For more information, see “— Summary of Results — Income Taxes” and Note 8, Income Taxes, of the accompanying consolidated financial statements.
Self-Insurance Accruals
Our self-insurance reserves are established for estimates of ultimate loss on all claims incurred, including incurred-but-not-reported claims. Components of our self-insurance reserves included in this critical accounting estimate are workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. These reserves are primarily based on the actuarially estimated cost of claims incurred as of the balance sheet date. These estimates include judgment about severity of claims, frequency and volume of claims, healthcare inflation, seasonality, and plan designs. The use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known, which may be several years.
We believe our recorded obligations for these expenses are consistently measured and appropriate. Nevertheless, changes in accident frequency and severity, healthcare costs, insurance retention levels, and other factors can materially affect the estimates for these liabilities and affect our results of operations. As of May 31, 2026, FedEx assumed substantially all of the self-insurance reserves related to workers’ compensation claims, vehicle accidents, and property and general business liabilities attributable to FedEx Freight, amounting to $330 million. This amount is included in “Net transfers from (to) Parent” in the accompanying Consolidated Statements of Changes in Equity. See Note 2, Summary of Significant Accounting Policies, for more information.
Self-insurance accruals reflected in our balance sheet are as follows (in millions):

	May 31,
	2026	2025
Short-Term	$56	$103
Long-Term	13	315
Total	$69	$418
A five-percent increase or decrease in the assumed claim severity used to estimate our self-insurance accruals would result in a corresponding increase or decrease of approximately $3 million in our reserves and expenses as of and for the year ended May 31, 2026. For more information, see Item 1A. “Risk Factors."
Long-Lived Assets
Useful Lives and Salvage Values. Our business is capital intensive, with approximately 58% of our owned assets invested in our property and equipment at May 31, 2026.
The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods, we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. These evaluations consider usage, maintenance costs, and economic factors that affect the useful life of an asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our equipment.

Impairment. We evaluate our long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset group are less than the carrying amounts of the asset group and may not be recoverable. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We operate an integrated transportation network, and accordingly, cash flows for most of our operating assets are assessed at the network level, not at an individual asset level for our analysis of impairment. Further, decisions about capital investments are evaluated based on the effect on the overall network rather than the return on an individual asset.
Leases. We utilize operating leases to finance certain of our facilities and vehicles. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor.
The determination of whether a lease is accounted for as a finance lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. In addition, our evaluation includes ensuring we properly account for build-to-suit lease arrangements and making judgments about whether various forms of lessee involvement allow the lessee to control the underlying leased asset during the construction period. We believe we have well-defined and controlled processes for making these evaluations, including obtaining third-party appraisals for material transactions to assist us in making these evaluations.
For more information, see Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements.
Goodwill. We had $602 million of recorded goodwill as of May 31, 2026 and 2025 from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of our qualitative assessments, we consider changes in the macroeconomic environment such as the general economic conditions, limitations on accessing capital, and other developments in equity and credit markets.
We evaluated goodwill during the fourth quarters of 2026 and 2025 and the estimated fair value of each reporting unit exceeded its carrying value as of the end of each respective fiscal year; therefore, we do not believe that goodwill was impaired as of the balance sheet dates.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates. Our consolidated financial statements do not include an attribution of FedEx’s third-party debt or interest expense from FedEx because we are not the legal obligor of the debt and the borrowings were not directly attributable to our business. We incurred indebtedness in contemplation of the Spin-Off, creating interest rate risk on the balance sheet. As discussed in Note 5, Long-Term Debt, to the accompanying consolidated financial statements, we have outstanding long-term debt (exclusive of finance leases) with an estimated fair value of $4.2 billion. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $91 million. The underlying fair value of our long-term debt was estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
Foreign Currency. While we are a provider of transportation services within North America, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The only foreign currency exchange rate risks to which we are exposed are the Canadian dollar and Mexican peso. The result of a hypothetical 10% adverse movement in the value of the dollar relative to the currencies in which our transactions are denominated would not be material to our financial position, results of operations, or cash flows, in all periods presented. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity. While we have market risk for changes in the price of vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see “— Results of Operations — Fuel.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FedEx Freight Holding Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FedEx Freight Holding Company, Inc. (the Company) as of May 31, 2026 and 2025, the related consolidated statements of income, cash flows and changes in equity for each of the three years in the period ended May 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Self-Insurance Reserves
Description of the Matter
As disclosed in Note 2 to the consolidated financial statements, a portion of FedEx Corporation’s self-insurance reserve associated with workers’ compensation claims, vehicle accidents, and property and general business liabilities is attributable to the Company. These reserves are based on actuarially estimated claim costs incurred by the Company as of the balance sheet date. As of May 31, 2026, $330 million of self-insurance reserves attributable to the Company were assumed by FedEx Corporation and included in net transfers from (to) Parent in the consolidated statement of changes in equity.

Auditing the estimated self-insurance claims costs attributable to the Company and assumed by FedEx Corporation for workers’ compensation claims and vehicle accidents is complex due to the significant measurement uncertainty inherent to the estimate, the application of management judgment, and the use of various actuarial methods. In addition, these estimates are sensitive due to the volume of claims and the amount of time that can pass before the final cost is known.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design of controls and tested the operating effectiveness of controls over management’s process for estimating self-insurance reserves, including the review of actuarial estimates and underlying data for determining the appropriate amount to be assumed by FedEx Corporation.

To evaluate the self-insurance claims costs attributable to the Company and assumed by FedEx Corporation, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data used in the actuarial analyses. We involved our actuarial specialists to assist in evaluating the actuarial methodologies and assumptions used by management and in independently developing a range of reasonable reserve estimates for comparison to management’s estimate. In addition, we compared the Company’s historical estimates of expected incurred losses to actual losses experienced during the current year. We also evaluated the Company’s disclosures in relation to these reserves.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2025.
Memphis, Tennessee
August 5, 2026

FEDEX FREIGHT HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash	$251	$109
Receivables, less allowances of $204 and $14	1,154	132
Due from Parent	18	—
Prepaid expenses and other	83	43
Total current assets	1,506	284
PROPERTY AND EQUIPMENT, AT COST
Vehicles and trailers	3,850	3,964
Facilities and other	1,672	1,512
Ground support and dock equipment	628	621
Information technology	520	397
Total property and equipment, at cost	6,670	6,494
Less accumulated depreciation and amortization	3,747	3,714
Net property and equipment	2,923	2,780
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	1,824	1,352
Goodwill	602	602
Other assets	29	4
Total other long-term assets	2,455	1,958
TOTAL ASSETS	$6,884	$5,022

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX FREIGHT HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2026	2025
LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$43	$7
Accrued salaries and employee benefits	389	227
Accounts payable	106	150
Due to Parent, net	—	5
Operating lease liabilities	172	172
Accrued expenses	283	212
Total current liabilities	993	773
LONG-TERM LIABILITIES
Long-term debt, less current portion	4,484	66
Deferred income taxes	220	235
Self-insurance accruals	13	315
Operating lease liabilities	1,666	1,188
Other liabilities	5	52
Total long-term liabilities	6,388	1,856
CONTINGENCIES
(DEFICIT) EQUITY
Common stock, $0.10 par value; 149,505,248 shares authorized, issued, and outstanding as of May 31, 2026	15	—
Additional paid-in capital	—	—
(Accumulated deficit) Retained earnings	(509)	2,400
Accumulated other comprehensive loss	(3)	(7)
Total (deficit) equity	(497)	2,393
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$6,884	$5,022

The accompanying notes are an integral part of these consolidated financial statements

FEDEX FREIGHT HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE DATA)

	Years ended May 31,
	2026	2025	2024
Revenue	$8,795	$8,892	$9,424
Operating expenses:
Salaries and employee benefits	4,276	4,157	4,177
Purchased transportation	807	807	873
Rentals	308	295	287
Depreciation and amortization	512	471	455
Fuel	486	457	571
Maintenance and repairs	343	362	358
Separation and other costs	492	—	—
Other	1,031	939	950
Total operating expenses	8,255	7,488	7,671
Operating income	540	1,404	1,753
Other income (expense):
Related party interest income	351	388	330
Interest expense	(57)	—	—
Interest income	41	—	—
Other, net	9	10	(4)
Total other income	344	398	326
Income before income taxes	884	1,802	2,079
Provision for income taxes	229	456	505
Net income	$655	$1,346	$1,574

Earnings per share:
Basic	$4.38	$9.00	$10.53
Diluted	$4.38	$9.00	$10.53

Weighted-average shares outstanding:
Basic	149,505,248	149,505,248	149,505,248
Diluted	149,505,248	149,505,248	149,505,248

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX FREIGHT HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2026	2025	2024
OPERATING ACTIVITIES
Net income	$655	$1,346	$1,574
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	449	416	404
Provision for uncollectible accounts	91	19	11
Other noncash items including leases and deferred income taxes	237	228	157
Stock-based compensation	13	10	12
Separation and other costs, net of payments	135	—	—
Changes in assets and liabilities:
Receivables	(1,153)	—	(9)
Other current assets	(39)	16	22
Accounts payable and other liabilities	(169)	(255)	(233)
Due to Parent, net	(32)	(255)	(397)
Other, net	(20)	6	—
Cash provided by operating activities	167	1,531	1,541

INVESTING ACTIVITIES
Capital expenditures	(379)	(437)	(461)
Proceeds from asset dispositions and other	16	52	58
Cash used in investing activities	(363)	(385)	(403)

FINANCING ACTIVITIES
Principal payments on debt	(26)	(63)	(1)
Proceeds from debt issuances	4,271	—	—
Net transfers to Parent	(3,910)	(1,077)	(1,125)
Cash provided by (used in) financing activities	335	(1,140)	(1,126)
Effect of exchange rate changes on cash	3	(3)	1
Net increase in cash	142	3	13
Cash at beginning of period	109	106	93
Cash at end of period	$251	$109	$106

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX FREIGHT HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN MILLIONS)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at May 31, 2023	$—	$—	$1,674	$(3)	$1,671
Net income	—	—	1,574	—	1,574
Net transfers to Parent(1)	—	—	(1,121)	—	(1,121)
Balance at May 31, 2024	—	—	2,127	(3)	2,124
Net income	—	—	1,346	—	1,346
Foreign currency translation adjustments	—	—	—	(4)	(4)
Net transfers to Parent(1)	—	—	(1,073)	—	(1,073)
Balance at May 31, 2025	—	—	2,400	(7)	2,393
Net income	—	—	655	—	655
Foreign currency translation adjustments	—	—	—	4	4
Recapitalization	15	—	(15)	—	—
Net transfers from (to) Parent(1)	—	—	(3,549)	—	(3,549)
Balance at May 31, 2026	$15	$—	$(509)	$(3)	$(497)
___________________
(1)Refer to Note 10, Related Party Transactions, for additional information on Net transfers from (to) Parent.

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
BACKGROUND. FedEx Freight Holding Company, Inc. (“FedEx Freight,” the “Company,” “we,” or “our”) was incorporated in Delaware on July 14, 2025, for the purpose of receiving, pursuant to a reorganization, all of the outstanding equity interests of FedEx Freight, Inc., an indirect wholly owned subsidiary of FedEx Corporation (the “Parent” or “FedEx”). On June 1, 2026 (the “Distribution Date”), FedEx completed the previously announced spin-off of FedEx Freight (the “Spin-Off” or the “Separation”), which was tax-free for U.S. federal income tax purposes. The Separation was completed through the distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of FedEx common stock as of the close of business on May 15, 2026 (the “Distribution”), which resulted in the issuance of approximately 150 million shares of common stock inclusive of FedEx’s retained stake. Prior to the Distribution, the Company issued 100 shares of common stock in exchange for a subscription receivable of $10, all of which were held by FedEx and subsequently reclassified and converted into 149,505,248 shares of common stock as described below. As a result of the Distribution, the Company became an independent, publicly traded company. Our common stock is listed under the symbol "FDXF" on the New York Stock Exchange.
Unless the context otherwise requires, references to “FedEx Freight,” the “Company,” “we,” or “our” refer to (i) FedEx Freight Holding Company, Inc. and its direct and indirect subsidiaries after giving effect to the reorganization completed on May 29, 2026 in preparation for the Spin-Off and (ii) FedEx Freight, Inc. when referencing the time period prior to the reorganization.
DESCRIPTION OF BUSINESS. FedEx Freight is a leading North American provider of less-than-truckload (“LTL”) freight transportation services. We offer a range of services designed to meet the diverse needs of LTL shippers including time-critical transportation needs leveraging our advanced tracking capabilities and a comprehensive network of service centers and hubs that facilitate efficient delivery and pickup. FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. FedEx Freight is our sole reportable segment based upon the information used by our chief operating decision maker (“CODM”) in evaluating the performance of our business and allocating resources and capital.
FedEx Freight, Inc. was created through several acquisitions by FedEx, including Viking Freight, Inc. in January 1998, American Freightways, Inc. in February 2001, and Watkins Motor Lines in May 2006. In April 2002, American Freightways, Inc. was renamed FedEx Freight East, Inc. and Viking Freight, Inc. was renamed FedEx Freight West, Inc. In May 2006, the Watkins Motor Lines business was renamed FedEx National LTL, Inc. In December 2008, FedEx Freight East, Inc. and FedEx Freight West, Inc. merged and became FedEx Freight, Inc., which was wholly owned by FedEx Freight Corporation. In January 2011, FedEx National LTL, Inc. merged into FedEx Freight, Inc. On June 1, 2024, FedEx Freight Corporation merged into FedEx Freight, Inc., and ownership of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) was transferred from another FedEx subsidiary to FedEx Freight, Inc. On September 1, 2024, FedEx Freight Canada Holding Company, Inc., formerly a subsidiary of FedEx Freight Corporation, merged into FedEx Freight, Inc. and its subsidiary, FedEx Freight Canada Corp. (“FedEx Freight Canada”), became a subsidiary of FedEx Freight, Inc.
On July 14, 2025, FedEx Freight Holding Company, Inc. was incorporated to serve as the ultimate parent company of FedEx Freight, Inc. in connection with the planned Spin-Off. Subsequently, on February 11, 2026, FDXF Holding Corporation was formed as an intermediate holding company to become a direct subsidiary of FedEx Freight Holding Company, Inc. On May 29, 2026, ownership of FedEx Freight, Inc. and its subsidiaries was transferred from another FedEx subsidiary to FDXF Holding Corporation. Immediately thereafter, ownership of FDXF Holding Corporation and its subsidiaries was transferred to FedEx Freight Holding Company, Inc. Collectively, these ownership transfers completed the reorganization.
The consolidated financial statements include the consolidated results of operations, financial position, and cash flows of FedEx Freight Holding Company, Inc. and its subsidiaries for all periods presented since the reorganizations were transactions under common control.
On May 27, 2026, the Company effected a recapitalization pursuant to an amendment to its certificate of incorporation, whereby our 100 issued and outstanding shares of common stock were reclassified and converted into 149,505,248 shares of common stock. As the common stock par value remained $0.10 per share, the recapitalization resulted in a corresponding increase in Common Stock in the accompanying Consolidated Balance Sheets.
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2026, or ended May 31 of the year referenced.
Effective for the period beginning June 1, 2026, the Company's fiscal year-end will change from May 31 to December 31.
BASIS OF PRESENTATION. Throughout the periods included in these consolidated financial statements, FedEx Freight operated as part of FedEx and consisted of several legal entities. As stated above, FedEx Custom Critical’s and FedEx Freight Canada’s results have been included retrospectively for all periods presented as the contribution of these entities to FedEx Freight was a transaction under common control. Separate financial statements have not historically been prepared for FedEx Freight. These consolidated financial statements have been derived from FedEx’s historical accounting records as if FedEx Freight’s operations had been conducted independently from FedEx, using the historical accounting policies applied by FedEx. These consolidated financial statements were prepared on a stand-alone basis in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The historical results of operations, financial position, and cash flows of FedEx Freight presented in these consolidated financial statements may not be indicative of what they would have been had FedEx Freight been an independent stand-alone entity, nor are they necessarily indicative of FedEx Freight’s future results of operations, comprehensive income, financial position, and cash flows.
The consolidated financial statements include all revenue and costs directly attributable to FedEx Freight and an allocation of expenses related to certain FedEx corporate and shared functions as described in Note 10, Related Party Transactions. These expenses have been allocated to FedEx Freight based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on an applicable measure of total revenue, headcount, specific revenue by function, transaction volume, or other relevant measures. Management considers these allocations to be a reasonable reflection of the utilization of services or the benefit received.
The consolidated financial statements include all of the assets and liabilities specifically attributable to FedEx Freight and its subsidiaries, all of which are wholly owned.
All intercompany transactions and balances within FedEx Freight have been eliminated in these consolidated financial statements. As described in Note 10, Related Party Transactions, certain transactions between FedEx Freight and FedEx have been included in these consolidated financial statements.
FedEx uses a centralized approach to cash management and financing of its domestic operations. The related balances were increased through daily cash deposits by the Company to FedEx and decreased by cash distributions and disbursements made by FedEx on behalf of FedEx Freight for operating expenses. This arrangement is not reflective of the manner in which we would have financed our domestic operations had we been a stand-alone business separate from FedEx during the periods presented. As a result of this arrangement, we were dependent on transfers of cash from FedEx to fund our operations in certain situations. The amounts associated with this arrangement are reported in the caption “(Accumulated deficit) Retained earnings” as a component of (deficit) equity in the accompanying Consolidated Balance Sheets and as a financing activity on the accompanying Consolidated Statements of Cash Flows. Refer to Note 10, Related Party Transactions, for further discussion. On May 29, 2026, the Company’s cash pooling arrangement with FedEx was terminated in preparation for the Spin-Off.
FedEx’s third-party debt and related interest expense have not been attributed to FedEx Freight for the periods presented because FedEx’s borrowings are neither directly attributable to FedEx Freight nor is FedEx Freight the legal obligor of such borrowings. Refer to Note 13, Contingencies, for further discussion of our guarantees of FedEx’s third-party debt during the periods presented. In connection with the Spin-Off, we entered into a series of financing arrangements for which both FedEx and certain of the Company’s subsidiaries were jointly and severally liable until completion of the Spin-Off. Upon completion of the Spin-Off, FedEx will automatically be released from its guarantee of these financing arrangements, and FedEx Custom Critical will become a guarantor of the Notes. The borrowings under such financing arrangements are reflected in the “Long-term debt, less current portion” caption on the accompanying Consolidated Balance Sheets, with a corresponding amount reflected as a Net transfer to Parent. Refer to Note 5, Long-Term Debt, for further discussion on the composition of debt during the periods presented.
FedEx and its affiliates provide a variety of services to FedEx Freight. Certain services and support functions such as information technology, marketing, sales, financial services, support services, customer experience, and various other FedEx shared services, are routinely allocated to FedEx Freight. In circumstances where charges were not historically billed to FedEx Freight by FedEx (or charges billed were not reflective of the full costs of doing business), those charges have been allocated to FedEx Freight and are reflected within the respective operating expense line item in the accompanying Consolidated Statements of Income. Where specific identification of charges was not practicable, a reasonable method of allocation was applied to those charges primarily based on a proportional share of total revenue. Refer to Note 10, Related Party Transactions, for further discussion.
Where allocations of amounts were necessary, the allocations of these amounts were determined on a reasonable basis and the methods were applied consistently for the periods presented and reflect all of the costs of FedEx Freight. These allocated amounts are not necessarily indicative of the actual amounts that might have been incurred or realized had FedEx Freight operated as an independent, stand-alone entity during the periods presented, nor are they indicative of FedEx Freight’s future operations. Consequently, the consolidated financial statements do not necessarily represent the results the Company would have achieved if the Company had operated as a separate, stand-alone entity during the periods presented. It is not practicable to estimate actual costs that would have been incurred had the Company been a separate, stand-alone company during the periods presented.
During the periods presented in these consolidated financial statements, the operations of FedEx Freight were included in the consolidated U.S. federal and state income tax returns filed by FedEx. Income tax expense and other income tax-related information contained in these consolidated financial statements are presented on a separate return basis as if FedEx Freight had filed its own tax returns. The deferred income taxes of FedEx Freight as presented in these consolidated financial statements, including tax attributes such as net operating losses or credit carryforwards, may not be indicative of the deferred tax assets available to FedEx Freight in the future. FedEx Freight’s uncertain tax positions recorded under the separate return method may also differ from those recorded in FedEx’s financial statements.
Certain prior year balances have been reclassified to conform to current year presentation.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION.
Satisfaction of Performance Obligation
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the basis of revenue recognition in accordance with GAAP. To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to provide distinct transportation services within a single contract. Substantially all of our transportation service contracts with customers include only one performance obligation, the transportation services themselves. However, if a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling prices of the promised services underlying each performance obligation. We frequently sell standard transportation services with observable stand-alone sales prices. In these instances, the observable stand-alone sales are used to determine the stand-alone selling price.
For transportation services, revenue is recognized over time as we perform the services in the contract because of the continuous transfer of control to the customer. Our customers receive the benefit of our services as the goods are transported from one location to another. If we were unable to complete delivery to the final location, another entity would not need to reperform the transportation service already performed. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. We use an output method of progress based on time-in-transit because it depicts the transfer of control to the customer that occurs throughout the time-in-transit.
Contract Modification
Contracts are often modified to account for changes in the rates we charge our customers or to add distinct services. We consider contract modifications to exist when the modification either creates new enforceable rights and obligations or alters the existing arrangement. Contract modifications that add distinct services are treated as separate contracts. Contract modifications that do not add distinct services typically change the price of existing services. These contract modifications are accounted for prospectively as the remaining performance obligations are distinct.
Variable Consideration
Certain contracts contain customer incentives, guaranteed service refunds, and other provisions that can either increase or decrease the transaction price. These incentives are generally awarded based upon achieving certain performance metrics. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts of revenue, which may be reduced by incentives or other contract provisions, in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of anticipated customer spending and all information (historical, current, and forecasted) that is reasonably available to us.
Contract Assets
Contract assets include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only once all performance obligations have been completed (e.g., delivery has occurred). Contract assets are generally classified as current, and the full balance is converted each quarter based on the short-term nature of the transactions.
The Company’s contract assets were historically included in the balances sold to FedEx pursuant to the Company’s historical factoring arrangement. On November 30, 2025, the Company’s factoring agreement with FedEx was terminated in preparation for the Spin-Off. Additionally, on November 18, 2025, the Company entered into a True Sale and Assignment Agreement with FedEx, effective December 1, 2025, under which the Company reacquired all outstanding U.S. trade receivables previously sold to FedEx. Refer to Note 10, Related Party Transactions, for additional information related to the Company’s participation in the historical factoring agreement with FedEx.
Gross contract assets related to in-transit shipments totaled $150 million at May 31, 2026, and were not material at May 31, 2025. Contract assets net of deferred unearned revenue were $76 million at May 31, 2026, and were not material at May 31, 2025. Contract assets are included within “Receivables” in the accompanying Consolidated Balance Sheets.
Payment Terms
Certain of our revenue-producing transactions are subject to taxes and duties, such as sales tax, assessed by governmental authorities. We present these revenues net of tax. Under the typical payment terms of our customer contracts, the customer pays at periodic intervals (e.g., every 15 days, 30 days, 45 days) for shipments included on invoices received. It is not customary business practice to extend payment terms past 90 days, and as such, we do not have a practice of including a significant financing component within our revenue contracts with customers.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FACTORING AGREEMENTS. We historically sold certain of our trade accounts receivable on a non-recourse basis to FedEx under a legally enforceable factoring agreement. We accounted for these transactions as sales of receivables and reflected the transfer of receivables as a reduction of “Receivables” on the accompanying Consolidated Balance Sheets. The cash proceeds from the factoring agreement were presented as “Cash provided by operating activities” in the accompanying Consolidated Statements of Cash Flows.
On November 30, 2025, the Company’s factoring agreement with FedEx was terminated in preparation for the Spin-Off. As a result, no customer receivables were sold during the second half of the year ended May 31, 2026. On November 18, 2025, the Company entered into a True Sale and Assignment Agreement with FedEx, effective December 1, 2025, under which the Company reacquired all outstanding U.S. trade receivables previously sold to FedEx under the Company’s factoring arrangement. See Note 10, Related Party Transactions, for additional information.
CREDIT RISK. We routinely grant credit to many of our customers without collateral. The risk of credit loss in our non-factored trade receivables is substantially mitigated by our credit evaluation process, short collection terms, and our broad and diverse customer base. Allowances for potential credit losses are updated monthly and determined on accounts receivable using historical experience and the impact of current economic conditions. Historically, credit losses have been within management’s expectations.
Activity related to receivables historically sold under the Company’s factoring agreement with FedEx is excluded from the changes in the allowance for credit losses and allowance for revenue adjustments for periods prior to December 1, 2025. Refer to Note 10, Related Party Transactions, for additional information related to the Company’s participation in the historical factoring agreement with FedEx and factoring fees incurred.
Changes in the allowance for credit losses for the years ended May 31 were as follows:

	2026	2025	2024
Allowance, beginning of period	$12	$8	$8
Repurchases of previously factored accounts receivable	96	—	—
Current period provision for expected credit losses	91	19	11
Write-offs charged against allowance	(62)	(15)	(11)
Recoveries collected	3	—	—
Allowance, end of period	$140	$12	$8
Changes in the allowance for revenue adjustments for the years ended May 31 were as follows:

	2026	2025	2024
Allowance, beginning of period	$2	$3	$3
Repurchases of previously factored accounts receivable	63	—	—
Current period provision for expected revenue adjustments	101	8	11
Write-offs charged against allowance	(102)	(9)	(11)
Allowance, end of period	$64	$2	$3
Excluded from the table above are adjustments to revenue recognized prior to the termination of the factoring agreement. These revenue adjustments were $83 million in 2026, $111 million in 2025, and $235 million in 2024. Refer to Note 10, Related Party Transactions, for additional information related to the Company’s participation in the historical factoring agreement with FedEx.
CASH. Cash held in FedEx Freight bank accounts as of May 31, 2026 and 2025 are included in the Consolidated Balance Sheets. FedEx reviews excess cash in certain jurisdictions that accumulates based on customer payer location and executes periodic dividend payments from its subsidiaries for company-wide use. In 2026, the Company made a $48 million dividend payment to FedEx from cash held in a foreign jurisdiction. Dividend payments to FedEx were not material in 2025 and 2024. See Note 1, Description of Business and Basis of Presentation, for discussion of our participation in FedEx’s centralized cash management program for domestic cash balances. On May 31, 2026, we distributed approximately $4.1 billion of cash, from our debt proceeds, to FedEx as part of the consideration for the assets to be contributed to us by FedEx in connection with the Spin-Off.
PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, and equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Maintenance and repairs costs are charged to expense as incurred. We capitalize certain direct internal and external costs associated with the development of internal-use software, including implementation of cloud computing service arrangements. Gains and losses on sales of property used in operations are classified within operating expenses and historically have been nominal.
For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2026	2025
Vehicles and trailers	3 – 15 years	$1,582	$1,553
Facilities and other	10 – 33 years	956	890
Ground support and dock equipment	3 – 15 years	233	255
Information technology	3 – 7 years	152	82
Substantially all property and equipment have no material residual values. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. Finance right-of-use assets included in property and equipment were $258 million and $44 million as of May 31, 2026 and 2025, respectively.
Depreciation and amortization expense, excluding amounts allocated to us by FedEx and gains and losses on sales of property and equipment used in operations, was $459 million in 2026, $456 million in 2025, and $444 million in 2024. Depreciation and amortization expense includes amortization of assets under finance leases. See Note 10, Related Party Transactions for amounts allocated to us by FedEx.
Gains on sales of property and equipment used in operations were primarily due to facility closures. We incurred gains on sales of property and equipment of $10 million in 2026, $40 million in 2025, and $40 million in 2024, which are included in the “Depreciation and amortization” line item in the accompanying Consolidated Statements of Income.
IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.
We operate an integrated transportation network so cash flows for most of our operating assets to be held and used are assessed for impairment at the network level.
GEOGRAPHIC INFORMATION. Non-current assets include property and equipment, operating lease right-of-use assets, and other long-term assets. Non-current assets in the United States were $4.6 billion at May 31, 2026, and $4.1 billion at May 31, 2025. Non-current assets in international jurisdictions were $150 million and $51 million at May 31, 2026 and 2025, respectively.
GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to test goodwill for impairment, including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates, and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. We evaluated our reporting units during the fourth quarters of 2026, 2025, and 2024, and the estimated fair value of each reporting unit exceeded its carrying value as of the end of 2026, 2025, and 2024; therefore, no impairment was recorded during any of the years presented.
The net carrying amount of goodwill was $602 million as of the end of 2026, 2025, and 2024. Accumulated goodwill impairment charges were $108 million for all periods presented.
EMPLOYEE BENEFIT PLANS.
Defined Benefit Plans
For all periods presented, certain of our U.S. employees and retirees participated in defined benefit pension and postretirement healthcare plans sponsored by FedEx. Our participation in the defined benefit pension and postretirement healthcare plans sponsored by FedEx is accounted for under the multiemployer approach. Accordingly, we did not record an asset or liability to recognize the funded status of the plans in the accompanying Consolidated Balance Sheets as of May 31, 2026 and 2025. The accompanying Consolidated Statements of Income reflect a proportionate allocation of net periodic benefit costs for the multiemployer plans associated with FedEx Freight employees for all periods presented. These expenses are reflected within “Salaries and employee benefits” and “Other, net” as applicable in the accompanying Consolidated Statements of Income. Expenses associated with our

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
employees’ participation in FedEx-sponsored defined benefit plans, as well as an allocation of shared employee net periodic benefit costs, were $34 million, $43 million, and $65 million in 2026, 2025, and 2024, respectively.
Defined Contribution Plans
Certain of our employees in Canada participate in a defined contribution plan sponsored by FedEx Freight while certain of our employees in the United States participate in a defined contribution plan sponsored by FedEx. All contributions in the United States are subject to maximum compensation and contribution limits for a tax-qualified defined contribution plan as prescribed by the Internal Revenue Service. Expenses associated with our employees’ participation in all defined contribution plans and an allocation of shared employee costs are reflected within “Salaries and employee benefits” in the accompanying Consolidated Statements of Income and were $146 million, $132 million, and $137 million in 2026, 2025, and 2024, respectively.
INCOME TAXES. The Company’s income tax provision was prepared following the separate return method. The separate return method applies Accounting Standard Codification 740, Income Taxes, to the stand-alone financial statements of each member of the combined group as if the group members were a separate taxpayer. The calculation of the Company’s income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. Furthermore, the tax treatment of certain items reflected in the accompanying consolidated financial statements of the Company may not be reflected in the consolidated financial statements and tax returns of FedEx. Such items, including net operating losses, credit carry-forwards, and valuation allowances, may exist in the accompanying consolidated financial statements that may or may not exist in FedEx’s consolidated financial statements. As a result, the income taxes of the Company as presented in the accompanying consolidated financial statements may not be indicative of the income taxes that the Company will generate in the future. Furthermore, current obligations for taxes where the Company’s operations were included in tax returns with the activities of FedEx are deemed settled with FedEx as a component of “(Accumulated deficit) Retained earnings” for purposes of the accompanying consolidated financial statements.
Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination and, as a result, there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in the accompanying Consolidated Balance Sheets that are not subject to valuation allowances. We record the taxes for global intangible low-taxed income as a period cost.
We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the related provision.
We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The noncurrent portion of our income tax liabilities and accrued interest and penalties are included within “Other liabilities” in the accompanying Consolidated Balance Sheets.
SELF-INSURANCE ACCRUALS. FedEx is self-insured for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee health and disability programs. Accruals are primarily based on the actuarially estimated cost of claims incurred as of the balance sheet date. FedEx self-insures up to certain limits that vary by operating company and type of risk. Claims costs are recognized on a gross basis and a receivable is recorded for amounts covered by third-party insurance, as well as FedEx’s captive insurance program. Periodically, FedEx evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.
A portion of FedEx’s self-insurance reserve is attributable to FedEx Freight, up to a certain limit, representing FedEx Freight’s obligation. As of May 31, 2026, FedEx assumed substantially all of the self-insurance reserves related to workers’ compensation claims, vehicle accidents, and property and general business liabilities attributable to FedEx Freight, amounting to $330 million. This amount is included in “Net transfers from (to) Parent” in the accompanying Consolidated Statements of Changes in Equity. FedEx Freight has retained self-insurance reserves related to cargo loss, certain employee group health claims, disability claims, and certain workers’

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compensation claims due to local jurisdiction requirements. In April 2026, approximately $34 million of liabilities attributable to FedEx Freight for benefits paid under long-term disability programs were assumed by a third-party insurance company. Any remaining long-term disability benefits are expected to be assumed by a third-party insurance company by December 31, 2026.
The current portion of self-insurance accruals related to FedEx Freight are included within “Accrued expenses” in the accompanying Consolidated Balance Sheets.
Liabilities for the risks we retain are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Changes in these assumptions and factors can impact actual costs paid to settle the claims and those amounts may be different than our estimates.
LEASES. We lease certain facilities and vehicles under operating and finance leases. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include service centers and administrative space.
Our leases generally contain options to extend or terminate the lease. We reevaluate our leases on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and how they align with our operating strategy. Therefore, substantially all the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability as the options to extend are not reasonably certain at lease commencement. Short-term leases with an initial term of 12 months or less are not recognized in the right-of-use asset and lease liability within the accompanying Consolidated Balance Sheets.
The lease liabilities are measured at the lease commencement date and determined using the present value of the minimum lease payments not yet paid and our incremental borrowing rate, which approximates the rate at which we would borrow, on a collateralized basis, over the term of a lease in the applicable currency environment. The interest rate implicit in the lease is generally not determinable in transactions where we are the lessee. The incremental borrowing rate applied to the measurement of lease liabilities for the periods presented is not necessarily indicative of the incremental borrowing rate incurred had FedEx Freight operated as an independent, stand-alone entity during the periods presented, nor is it indicative of FedEx Freight’s future incremental borrowing rate.
For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require additional payments based on sales volume and index-based rate increases, as well as reimbursement for real estate taxes, common area maintenance, and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as real estate taxes, common area maintenance, and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use asset and lease liability. See Note 6, Leases, for additional information.
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of “Accumulated other comprehensive loss” (“AOCL”) within equity in the accompanying Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included within “Other, net” in the accompanying Consolidated Statements of Income and were immaterial for each period presented.
STOCK-BASED COMPENSATION. Certain of our employees participate in the stock-based compensation plans sponsored by FedEx for the periods presented. The accounting guidance related to share-based payments requires recognition of compensation expense for stock-based awards using a fair value method. FedEx uses the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the stock price of the award on the grant date. Expenses associated with our employees’ participation in the stock-based compensation plans and an allocation of shared employee costs are reflected within “Salaries and employee benefits” in the accompanying Consolidated Statements of Income and were $13 million in 2026, $10 million in 2025, and $12 million in 2024.
As of May 31, 2026, there was $17 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2 years.
SEGMENT INFORMATION. As described in Note 1, Description of Business and Basis of Presentation, we operate as one reportable segment. John A. Smith, President and Chief Executive Officer of FedEx Freight, is our CODM and utilizes operating income as the primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating income is defined as income before other income (expense) and income tax expense. Our CODM utilizes operating income in the annual budget and monthly forecasting processes, and considers forecast-to-actual variances on a monthly basis, when making resource allocation decisions. Our CODM regularly reviews significant expense details, which include salaries and employee benefits, purchased transportation, rentals, depreciation and amortization, fuel, maintenance and repairs, separation and other costs, and other operating expenses. These expense categories are included within operating expenses in the accompanying Consolidated Statements of Income and are used by the CODM in assessing performance and allocating resources.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONTINGENCIES. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Refer to Note 13, Contingencies, for further discussion.
USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses, and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include self-insurance accruals, retirement plan obligations, long-term incentive accruals, tax liabilities, loss contingencies, litigation claims, impairment assessments on long-lived assets (including goodwill) that rely on projections of future cash flows, purchase price allocations, and allocations of shared services and general corporate costs.
NOTE 3: RECENT ACCOUNTING GUIDANCE
New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the United States and foreign jurisdictions. We adopted this standard effective June 1, 2025 on a prospective basis. While the new accounting rules did not have any impact on our financial condition, results of operations, or cash flows, the adoption of the new accounting rules resulted in additional disclosures, which are included in Note 8, Income Taxes.
New Accounting Standards and Accounting Standards Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to Accounting for Internal-Use Software, which updates the accounting for internal-use software by eliminating the concept of development stages. Under the updated guidance, software costs are capitalized once management has authorized and committed to funding the project, and it is probable the project will be completed and the software will be used to perform the function intended. The update will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: SELECTED CURRENT ASSETS AND LIABILITIES
The components of selected current asset and liability captions at May 31 were as follows (in millions):

	2026	2025
Prepaid expenses and other
Prepaid taxes and licenses	$22	$20
Prepaid maintenance and other	40	2
Spare parts, supplies, and fuel	21	21
	$83	$43
Accrued salaries and employee benefits
Salaries	$174	$44
Employee benefits, including variable compensation	107	81
Compensated absences	108	102
	$389	$227
Accrued expenses
Self-insurance accruals	$56	$103
Accrued interest payable	57	—
Accrued separation costs	43	—
Taxes other than income taxes	33	45
Other	94	64
	$283	$212
NOTE 5: LONG-TERM DEBT
The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2026, are as follows (in millions):

	Interest Rate %	Fiscal Year of Maturity	May 31,
			2026	2025
Unsecured debt:
Term loan facility	4.91%	2029	$599	$—
Senior unsecured note	4.30%	2029	993	—
Senior unsecured note	4.65%	2031	991	—
Senior unsecured note	4.95%	2033	693	—
Senior unsecured note	5.25%	2036	988	—
Total unsecured debt			4,264	—
Finance lease liabilities			263	73
			4,527	73
Less current portion(1)			43	7
			$4,484	$66
(1)The current portion of long-term debt relates to the current portion of finance lease liabilities. Amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” related to finance lease liabilities for 2025 were reclassified from “Finance lease obligations” to conform to the current period presentation. This change had no impact on total current or long-term liabilities.

In preparation for the Spin-Off, FedEx Freight Holding Company, Inc. issued $3.7 billion of senior unsecured notes (the “Notes”) and borrowed $0.6 billion under a delayed draw term loan agreement (the “Term Loan Facility”) as further described below. Substantially all of the proceeds from the Notes and Term Loan Facility were used to fund a portion of the distribution of approximately $4.1 billion in cash to FedEx at the closing of the Spin-Off, as further described below and in Note 2, Summary of Significant Accounting Policies. Obligations under the Notes and Term Loan Facility were jointly and severally guaranteed by FedEx and FedEx Freight, Inc. until completion of the Spin-Off, when FedEx will be automatically released from its guarantees and FedEx Custom Critical will join FedEx Freight, Inc. as a guarantor.
At May 31, 2026, long-term debt, exclusive of finance leases, had a carrying value of $4.3 billion, a fair value of $4.2 billion, and an annualized weighted-average interest rate of 4.79%. The underlying fair value of our long-term debt was estimated based on quoted

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
market prices or on the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy.
The following table sets forth the aggregate annual principal payments on our long-term debt due for the next five years ending May 31 and thereafter, excluding finance lease liabilities (in millions):

Year	Debt Principal
2027	$—
2028	—
2029	1,600
2030	—
2031	1,000
Thereafter	1,700
Subtotal	4,300
Discount and debt issuance costs	(36)
Total	$4,264
SENIOR UNSECURED NOTES. On February 5, 2026, FedEx Freight Holding Company, Inc. issued the Notes in an aggregate principal amount of $3.7 billion in preparation for the Spin-Off. Interest on each series of the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2026. The Notes contain customary terms and covenants, including, but not limited to, provisions relating to the payment of principal and interest and events of default, and rank equally in right of payment with our existing and future unsecured indebtedness, liabilities, and other obligations, including borrowings under the Credit Facilities. We agreed to file with the SEC an exchange registration statement with respect to an exchange offer for the Notes and the related guarantees or a shelf registration statement for the resale of the Notes and the related guarantees.
CREDIT FACILITIES. On January 15, 2026, FedEx Freight Holding Company, Inc. entered into (a) a five-year revolving credit facility in an aggregate committed amount of $1.2 billion (including a letter of credit sub-facility in an aggregate face amount of up to $50 million) (the “Revolving Credit Facility”) and (b) a three-year delayed draw Term Loan Facility in the aggregate principal amount of $0.6 billion (together with the Revolving Credit Facility, the “Credit Facilities”). The availability of borrowings under the commitments in respect of the Revolving Credit Facility was conditioned on the completion of the Spin-Off and the funding of the term loan facility was conditioned on the good faith anticipation of the Spin-Off occurring within five business days after such funding.
Borrowings under the Credit Facilities bear interest at a rate per annum equal to either of the following, plus, in each case, an applicable margin: (a) the base rate or (b) a benchmark reference rate (initially based on a forward-looking term SOFR-based rate). The applicable margin for borrowings under the Credit Facilities ranges from 0.00% to 0.75% with respect to base rate borrowings and 1.00% to 1.75% with respect to benchmark rate borrowings, in each case, based on FedEx Freight’s credit rating.
In addition to paying interest on outstanding principal under the Credit Facilities, we will pay (i) with respect to the Credit Facilities, customary agency fees; (ii) with respect to the Revolving Credit Facility, (a) a commitment fee in respect of the unutilized commitments thereunder and (b) customary letter of credit fees; and (iii) with respect to the Term Loan Facility, a ticking fee in respect of the undrawn commitments thereunder. The commitment fees in respect of the Revolving Credit Facility, and the ticking fees in respect of the Term Loan Facility, range from 0.09% to 0.25% of unutilized commitments thereunder per annum, based on our credit rating.
The Credit Facilities require that we maintain, on a quarterly basis, beginning with the first full fiscal quarter ending after the Spin-Off, a total leverage ratio of no more than (a) in the case of any fiscal quarter ending prior to the date that is seven months after the date of the Spin-Off, 3.75:1.00 and (b) in the case of any fiscal quarter ending on or after the date that is seven months after the date of the Spin-Off, 3.50:1.00. Following the consummation of an acquisition for which the aggregate cash consideration is at least $0.5 billion, we may elect to increase the total leverage ratio to 4.00:1.00 with respect to the fiscal quarter during which such acquisition is consummated and the immediately following three fiscal quarters, provided that there must be at least two consecutive fiscal quarters between such elections during which no increase to the total leverage ratio is in effect. The Credit Facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict our ability to (i) incur additional indebtedness (including guarantees thereof); (ii) create liens on our assets; (iii) merge, consolidate, or enter into analogous transactions with other persons, or sell all or substantially all of our assets; and (iv) repurchase common stock, pay dividends, or make similar distributions of capital while an event of default has occurred and is continuing. The Credit Facilities also contain customary conditions precedent, representations and warranties, affirmative covenants, and events of default (including as the result of a change of control).
The Credit Facilities allow us to voluntarily prepay outstanding loans under the Credit Facilities at any time without premium or penalty, other than customary “breakage” costs. We may borrow, prepay, and reborrow amounts under the Revolving Credit Facility. Amounts borrowed and repaid or prepaid under the Term Loan Facility may not be reborrowed. The Credit Facilities allow us to voluntarily reduce the unutilized portion of the commitments.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Any revolving loans outstanding under the Revolving Credit Facility will be due and payable in full on June 1, 2031. All outstanding amounts under the Term Loan Facility will be due and payable in full on May 25, 2029. As of May 31, 2026, $600 million was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Credit Facility.
The proceeds of the borrowings under the Revolving Credit Facility will be used for general corporate purposes and to pay fees and expenses related to the Spin-Off. Letters of credit issued under the Revolving Credit Facility will be used for general corporate purposes.
NOTE 6: LEASES
The following table is a summary of the components of net lease cost for the period ended May 31 (in millions):

	2026	2025	2024
Operating lease cost	$258	$245	$236
Finance lease cost:
Amortization of right-of-use assets	16	3	2
Interest on lease liabilities	7	3	3
Total finance lease cost	23	6	5
Short-term lease cost	8	9	8
Variable lease cost	42	39	41
Net lease cost	$331	$299	$290
Supplemental cash flow information related to leases for the period ended May 31 is as follows (in millions):

	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$250	$239	$232
Operating cash flows paid for interest portion of finance leases	7	3	3
Financing cash flows paid for principal portion of finance leases(1)	23	63	1
Right-of-use assets obtained in exchange for new operating lease liabilities	579	132	136
Right-of-use assets obtained in exchange for new finance lease liabilities	212	94	—
(1)“Principal payments on debt” in financing activities of the accompanying Consolidated Statements of Cash Flows includes finance lease liabilities.
Supplemental information related to leases as of May 31 is as follows (dollars in millions):

	2026	2025
Weighted-average remaining lease term:
Operating leases	9.2	8.3
Finance leases	6.1	9.1

Weighted-average discount rate:
Operating leases	4.42%	3.96%
Finance leases	4.89%	5.50%
We utilize certain facilities and vehicles under finance and operating leases that expire at various dates through 2044. Our leased facilities include service centers and administrative space.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at May 31, 2026 is as follows (in millions):

	Operating Leases	Finance Leases	Total Leases
2027	$261	$55	$316
2028	259	56	315
2029	238	56	294
2030	228	55	283
2031	216	32	248
Thereafter	1,162	55	1,217
Total lease payments	2,364	309	2,673
Less imputed interest	(526)	(46)	(572)
Present value of lease liability	$1,838	$263	$2,101
While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations. Certain of our lease agreements include guarantees from FedEx. We and FedEx are currently using commercially reasonable efforts to terminate all such guarantees; however, some guarantees will remain in place following the Separation until terminated. See Note 10, Related Party Transactions, for further discussion.
As of May 31, 2026, we have entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $280 million and will commence when we gain beneficial access to the leased asset. Commencement dates are expected to be from 2027 to 2028.
NOTE 7: COMPUTATION OF EARNINGS PER SHARE
On May 27, 2026, the Company effected a recapitalization pursuant to an amendment to its certificate of incorporation, whereby our 100 issued and outstanding shares of common stock were reclassified and converted into 149,505,248 shares of common stock. As the common stock par value remained $0.10 per share, the recapitalization resulted in a corresponding increase in Common Stock in the accompanying Consolidated Balance Sheets. All historical share and per-share amounts presented herein have been retrospectively adjusted to reflect this recapitalization.
There were no shares that had a dilutive effect during 2026, 2025, and 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted earnings per share are the same. The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except share and per share amounts):

	2026	2025	2024
Basic and diluted earnings per common share:
Net earnings allocable to common shares	$655	$1,346	$1,574
Weighted-average common shares	149,505,248	149,505,248	149,505,248
Basic and diluted earnings per common share	$4.38	$9.00	$10.53
NOTE 8: INCOME TAXES
The Company’s income tax provision was prepared using the separate return method. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements of each member of the consolidated group as if the group members were a separate taxpayer.
The components of income before income taxes for the years ended May 31 are as follows (in millions):

	2026	2025	2024
Domestic	$829	$1,735	$1,995
Foreign	55	67	84
Total income before income taxes	$884	$1,802	$2,079

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2026	2025	2024
Current provision
Domestic:
Federal	$235	$363	$453
State and local	66	89	106
Foreign	18	21	22
Total current provision	319	473	581
Deferred benefit:
Domestic:
Federal	(75)	(15)	(65)
State and local	(12)	(1)	(10)
Foreign	(3)	(1)	(1)
Total deferred benefit	(90)	(17)	(76)
Total provision for income taxes	$229	$456	$505
As discussed in Note 3, Recent Accounting Guidance, the Company prospectively adopted ASU 2023-09 effective for the fiscal year ended May 31, 2026. ASU 2023-09 requires disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosures.
A reconciliation between the effective income tax rate and the U.S. statutory rate (in accordance with the new guidance) for May 31, 2026 (in millions) is as follows:

	2026
Taxes computed at federal statutory rate	$186	21.0%
State and local income taxes, net of federal benefit (1)	42	4.8%
Foreign tax effects	9	1.0%
Tax credits	(6)	(0.7)%
Changes in valuation allowance	4	0.5%
Other, net	(6)	(0.7)%
Income Tax Expense	$229	25.9%
(1)State taxes in California, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, New Jersey, and Pennsylvania made up the majority (greater than 50%) of the tax effect of this category.
A reconciliation between the effective income tax rate and the U.S. statutory rate (as previously reported in accordance with guidance prior to the adoption of the new accounting standard) for May 31, 2025, and 2024 (in millions) is as follows:

	2025	2024
Taxes computed at federal statutory rate	$378	$438
Increases (decreases) in income tax from:
Prior period adjustments	3	(10)
State and local income taxes, net of federal benefit	69	75
Foreign operations	7	6
Tax credits	(4)	(6)
Valuation allowance	3	2
Provision for income taxes	$456	$505
Effective income tax rate	25.3%	24.3%
The Company’s effective income tax rate for the years ended May 31, 2026, 2025, and 2024, varied from the statutory tax rate primarily due to the impact of U.S. state and local income taxes.
We regularly assess the need for cash in the United States, as well as in our foreign subsidiaries, and will occasionally repatriate back to the United States excess earnings above working capital needs that can be repatriated with an immaterial tax cost. We assert all

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other historical earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. Determination of the amount of unrecognized deferred income tax liability related to any remaining undistributed foreign earnings and additional outside basis differences is not practicable.
The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2026		2025
	Deferred tax asset	Deferred tax liabilities	Deferred tax asset	Deferred tax liabilities
Property, equipment, leases and intangibles	$503	$(825)	$375	$(758)
Employee benefits	84	—	52	—
Self-insurance accruals	16	—	111	—
Other	30	(22)	20	(33)
Net operating loss/credit carryforwards	12	—	8	—
Valuation allowances	(12)	—	(8)	—
	$633	$(847)	$558	$(791)
The net deferred tax liabilities as of May 31 have been classified in the balance sheet as follows (in millions):

	2026	2025
Noncurrent deferred tax assets(1)	$6	$2
Noncurrent deferred tax liabilities	(220)	(235)
	$(214)	$(233)
(1)Noncurrent deferred tax assets are included within “Other Assets” in the accompanying Consolidated Balance Sheets.
The valuation allowances primarily represent amounts reserved for foreign tax credits, which expire over varying periods starting in 2034. We establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our Consolidated Balance Sheets.
The net change in the total valuation allowance for the year ended May 31, 2026, and May 31, 2025, was $4 million and $3 million, respectively, which primarily relates to foreign tax credits.
Our liabilities for uncertain tax positions are less than $1 million for 2026, 2025, and 2024 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties is immaterial for all periods presented.
It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals, or litigation in state, local, federal, and foreign tax jurisdictions, or from the resolution of various proceedings between U.S. and foreign tax authorities. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. However, estimates of the amounts or ranges for individual matters where a material change is reasonably possible cannot be made. We believe we have recorded adequate amounts of tax reserves, including interest and penalties, for any adjustments that may occur.
Income taxes paid (net of refunds received) consisted of the following for year ended May 31 (in millions):

2026
U.S. federal	$—
Pennsylvania	2
Other U.S. state & local	9
Canada	15
Mexico	2
Other foreign	1
Total income taxes paid, net of refunds	$29
The consolidated financial statements reflect income taxes paid to U.S. states and foreign jurisdictions where the Company does not file a consolidated tax return with FedEx.

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: DISAGGREGATED REVENUE
The following table presents revenue by service type and geographic information for the years ended May 31 (in millions):

	2026	2025	2024
Revenue by service type:
Priority	$5,560	$5,584	$5,957
Economy	2,827	2,891	3,034
Other	408	417	433
Total Revenue	$8,795	$8,892	$9,424

Geographical information:
U.S.	$8,552	$8,645	$9,158
International	243	247	266
Total Revenue	$8,795	$8,892	$9,424
International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors.
NOTE 10: RELATED PARTY TRANSACTIONS
Related Party Revenue and Purchases. FedEx Freight often provides transportation services to and receives services from other FedEx businesses. The nature of the services provided is similar to the services that FedEx Freight provides to its third-party customers. Revenue for these services was $158 million in 2026, $171 million in 2025, and $136 million in 2024. The costs for these services are reflected in the “Purchased transportation” line item in the accompanying Consolidated Statements of Income and were $6 million in 2026, $10 million in 2025, and $13 million in 2024.
All significant intercompany transactions between FedEx Freight and FedEx, other than those pertaining to centralized cash management, have been included in these accompanying consolidated financial statements and are considered to have been effectively settled at the time the transactions were recorded or are expected to be settled for cash. These amounts are included in the accompanying Consolidated Balance Sheets in the captions “Due from Parent” and “Due to Parent, net.” The total net effect of the settlement of these intercompany transactions is reflected in the accompanying Consolidated Statements of Cash Flows as an operating activity.
Shared Services and Corporate Allocations. Prior to the Spin-Off, FedEx Freight operated as part of FedEx and not as a stand-alone company. Accordingly, FedEx has historically allocated certain shared services and general corporate costs to FedEx Freight that are reflected as expenses in these accompanying consolidated financial statements including, but not limited to, information technology, marketing, sales, financial services, support services, customer experience, and corporate executives’ salaries and employee benefits. It is not practicable to estimate actual costs that would have been incurred had FedEx Freight been an independent, stand-alone company during the periods presented. The allocation methods used include specific identification when available or a pro rata basis of total revenue, headcount, specific revenue by function, transaction volume, or other relevant measures. Management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, FedEx Freight.
Allocations for shared services and general corporate costs provided to FedEx Freight are reflected in the accompanying Consolidated Statements of Income as follows (in millions):

	Years ended May 31,
	2026	2025	2024
Operating expenses:
Salaries and employee benefits	$285	$292	$253
Rentals	7	8	8
Depreciation and amortization	63	55	51
Maintenance and repairs	29	29	28
Other	232	244	233
Total operating expenses	$616	$628	$573
Transaction Costs. Costs of $252 million were recognized by FedEx in connection with the Spin-Off and $492 million of Spin-Off-related costs were recognized by FedEx Freight for the year ended May 31, 2026. These costs include legal, consulting, and advisory services and an employee incentive plan associated with the Spin-Off and were recorded in the "Separation and other costs" line item in

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
these accompanying Consolidated Statements of Income. Approximately $56 million of costs related to the Spin-Off were incurred by FedEx in the year ended May 31, 2025. None of these costs were allocated to FedEx Freight’s consolidated financial statements.
Employee Benefits. Refer to Note 2, Summary of Significant Accounting Policies, for discussion of FedEx Freight’s participation in defined benefit, defined contribution, and stock-based compensation plans managed by FedEx.
Cash Management. The Company participated in FedEx’s centralized cash management program. Interest income received from FedEx for the cumulative amount of cash swept from FedEx Freight to FedEx is included in “Related party interest income” in the accompanying Consolidated Statements of Income and was $351 million in 2026, $388 million in 2025, and $330 million in 2024. On May 29, 2026, the Company's cash pooling arrangement with FedEx was terminated in preparation for the Spin-Off. See Note 1, Description of Business and Basis of Presentation, for additional information related to FedEx’s centralized cash management program.
Receivables. The Company historically factored certain U.S. trade receivables through another subsidiary of FedEx on a non-recourse basis pursuant to a factoring agreement. On November 30, 2025, the Company's factoring agreement with FedEx was terminated in preparation for the Spin-Off. As a result, no customer receivables were sold during the second half of the year ended May 31, 2026. The Company sold customer receivables of $4.1 billion in 2026, $8.3 billion in 2025, and $8.8 billion in 2024. Prior to the termination of the factoring agreement, these receivables were not recognized on the Company's Consolidated Balance Sheets. We incurred finance charges of $70 million in 2026, $151 million in 2025, and $150 million in 2024, which are included in the “Other” line item in the accompanying Consolidated Statements of Income.
There is no guarantee that the Company, if it desires to enter into a similar financing arrangement, will be able to enter into such an arrangement with a third-party or be able to sell similar volumes of U.S. trade receivables compared to the amounts historically sold to FedEx.
On November 18, 2025, the Company entered into a True Sale and Assignment Agreement with FedEx, effective December 1, 2025, under which the Company reacquired all outstanding U.S. trade receivables previously sold to FedEx under the Company's factoring arrangement described above for approximately $1.0 billion. This transaction was structured as a true sale without recourse, resulting in the Company resuming ownership and collection of its outstanding receivable balances. Additionally, as a result of this transaction and the termination of the Company's factoring agreement, accounts receivable balances presented in the accompanying Consolidated Balance Sheets as of May 31, 2026 have materially increased compared to the accounts receivables balances as of May 31, 2025.
Leases. FedEx is a named guarantor for certain of FedEx Freight’s third-party lease agreements for the periods presented. In 2025, we began the process of releasing FedEx as a guarantor to our lessors in contemplation of the Spin-Off. We and FedEx are currently using commercially reasonable efforts to terminate all such guarantees; however, some guarantees will remain in place following the Spin-Off until terminated.
Net Transfers to Parent. As described in Note 1, Description of Business and Basis of Presentation, net transfers to Parent represents FedEx’s historical investment in FedEx Freight and includes the net effect of transactions with and allocations from FedEx, FedEx Freight's cash distribution to FedEx, and FedEx Freight's accumulated earnings. Net transfers to and from Parent are included within “Net Transfers to Parent” in the accompanying Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows for the years ended May 31 as follows (in millions):

	2026	2025	2024
Cash pooling and general financing activities / other	$16	$(1,102)	$(1,185)
Transfer of net assets from FedEx, net	357	—	—
Cash distribution to FedEx	(4,122)	—	—
Corporate and other allocations	54	36	12
Income taxes	146	(7)	52
Total net transfers to Parent per Consolidated Statements of Changes in Equity	(3,549)	(1,073)	(1,121)
Stock-based compensation – equity-classified awards	(4)	(4)	(4)
Transfer of net assets from FedEx, net	$(357)	—	—
Total net transfers to Parent per Consolidated Statements of Cash Flows	$(3,910)	$(1,077)	$(1,125)
NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2026	2025	2024
Cash payments for:
Interest (net of capitalized interest)	$7	$3	$3
Income taxes	29	36	37

FEDEX FREIGHT HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: GUARANTEES AND INDEMNIFICATIONS
In conjunction with certain transactions, primarily the lease, sale, or purchase of real estate, operating assets, or services in the ordinary course of business, we may provide routine guarantees or indemnifications (e.g., environmental, fuel, tax, and intellectual property infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. The overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no material amounts have been recognized in our financial statements for the underlying fair value of these obligations.
NOTE 13: CONTINGENCIES
Historical Guarantees of Parent’s Third-Party Debt. FedEx Freight was a named guarantor for the majority of FedEx’s third-party debt arrangements for the periods presented. We have not recognized a loss contingency in relation to these guarantees as FedEx has not experienced events of default and has not demonstrated indicators that it will be unable to settle its debt through its current operating cash flows. In 2025, FedEx began the process of releasing FedEx Freight as a guarantor in contemplation of the Spin-Off. Upon the completion of the Spin-Off, all guarantees of FedEx debt will be released, with one exception, for which FedEx will indemnify FedEx Freight from any liability arising from such guarantee.
Other Matters. FedEx Freight is subject to legal proceedings that arise in the ordinary course of business, including certain lawsuits containing various class-action allegations of wage-and-hour violations in which plaintiffs claim, among other things, that they were forced to work “off the clock,” were not paid overtime, or were not provided work breaks or other benefits, as well as other lawsuits containing allegations that FedEx and its subsidiaries are responsible for third-party losses related to vehicle accidents that could exceed our insurance coverage for such losses. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations, or cash flows.
Environmental Matters. SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local environmental provisions involving a governmental authority as a party if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, we use a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for this period.
NOTE 14: SUBSEQUENT EVENTS
Completion of the Spin-Off. Immediately prior to the Spin-Off on June 1, 2026, FedEx transferred to us pension plan obligations associated with our active U.S. employees, which were measured using an actuarial valuation at the date of legal transfer. A portion of the related plan assets were also transferred to us based on the requirements of Section 414(l) of the Code and applicable other local regulations. Remaining plan assets will be transferred to us in a reasonable amount of time after the Spin-Off based on regulatory requirements. The net pension liability transferred to us, including the remaining plan asset transfers, is expected to be immaterial.
On June 1, 2026, the Spin-Off was completed through the Distribution of approximately 80.1% of outstanding shares of the Company to FedEx stockholders who held shares of FedEx common stock as of the close of business on May 15, 2026, the record date for the Distribution. As a result of the Distribution, FedEx stockholders, as of the record date, received one share of the Company’s stock for every two shares of FedEx common stock. On June 1, 2026, the Company began trading as an independent, publicly traded company under the stock symbol “FDXF” on the New York Stock Exchange.
In connection with the Spin-Off, the Company entered into several agreements that provide the framework for the relationship with FedEx following the Spin-Off, including but not limited to the following:
•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and FedEx following the Distribution, including procedures with respect to claims subject to indemnification and related matters.
•Transition Services Agreement – governs all matters relating to the provision of services between the Company and FedEx on a transitional basis. The Company will receive certain transition services from FedEx following the Spin-Off, including support functions, such as order creation, customer data management, clearance, data and analytics, and other services, as well as technology operations and support technologies required for those functions for a limited time, generally no longer than two years following the effective date of the Spin-Off.
•Tax Matters Agreement (“TMA”) – governs the respective rights, responsibilities, and obligations between the Company and FedEx with respect to all tax matters including the allocation of tax liabilities, preparation and filing of tax returns, control of tax contests, indemnification obligations, information sharing, and cooperation related to maintaining the intended tax treatment of the Spin-Off and Distribution.
•Employee Matters Agreement – addresses certain employment, compensation, and benefits matters, including the allocation of responsibilities relating to payroll administration, employee compensation and benefit plans, incentive compensation, severance, workers' compensation, pension and welfare benefits, employment tax reporting, employee records, and related cooperation and information-sharing matters between the Company and FedEx and the allocation and treatment of certain assets and liabilities relating to our employees and former employees.
•Intellectual Property Cross-License Agreement – governs the relationship between the Company and FedEx pursuant to which each party granted the other certain licenses and related rights to specified intellectual property used in their respective businesses. The agreement is intended to facilitate the continued operation of each company's business following the Spin-Off while preserving ownership of the underlying intellectual property rights.
•Trademark License Agreement – governs the agreement entered into between the Company and FedEx pursuant to which FedEx Freight received rights to use certain FedEx trademarks and related branding on a transitional basis in connection with the Company’s business operations. The agreement governs the parties' respective rights and restrictions relating to the use of licensed trademarks, including quality control standards, advertising and branding requirements, ownership protections, and related intellectual property matters.
Effective as of June 1, 2026, the Company adopted the FedEx Freight Holding Company, Inc. 2026 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The purpose of the Stock Purchase Plan is to provide employees of the Company and its subsidiaries with an opportunity to purchase shares of our common stock through accumulated after-tax payroll deductions. Additionally, effective June 1, 2026, the Company also adopted the FedEx Freight Holding Company, Inc. 2026 Omnibus Stock Incentive Plan (the “Stock Incentive Plan”). The purpose of the Stock Incentive Plan is to aid the Company and its affiliates in retaining, attracting, and rewarding non-management directors and designated employees and to motivate them to exert their best efforts to achieve the long-term goals of the Company and its affiliates. Accordingly, the Stock Incentive Plan authorizes the grant of equity incentive and other awards to designated employees of the Company and its affiliates and to non-management directors of the Company.
Fiscal Year-End Change. On January 27, 2025, the FedEx Board of Directors approved a change in our fiscal year end from May 31 to December 31, which was subsequently reapproved by FedEx Freight’s Board of Directors on June 1, 2026. The fiscal year change became effective June 1, 2026. As a result of the change, our next fiscal year-end will be December 31, 2026. We will file a Transition Report on Form 10-KT for the seven-month transition period from June 1, 2026 through December 31, 2026. The reporting periods and applicable reports preceding and following the effective date of the fiscal year change will be as follows:

Fiscal Period	Reporting Period	Report to be Filed
Fiscal year 2026	June 1, 2025 to May 31, 2026	Annual Report on Form 10-K
Third quarter of calendar year 2026	July 1, 2026 to September 30, 2026	Quarterly Report on Form 10-Q(1)
Transition Period	June 1, 2026 to December 31, 2026	Transition Report on Form 10-KT
(1)This report will also include discrete financial information for the one-month periods ending June 30, 2026 and 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The management of FedEx Freight, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx Freight management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2026 (the end of the period covered by this Annual Report).
Assessment of Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2026 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During our fiscal quarter ended May 31, 2026, no director or officer of FedEx Freight adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information About Our Directors and Executive Officers
The following sets forth certain information as of August 5, 2026, regarding our executive officers and directors.

Name	Age	Position
Executive Officers
John A. Smith	64	President, Chief Executive Officer and Director
Clement Edward Klank III	58	Executive Vice President — Chief Human Resources and Legal Officer
Michael B. Lyons	47	Executive Vice President — Chief Specialized Services and Commercial Officer
Clinton D. McCoy	53	Executive Vice President — Chief Operating Officer
Michael Rodgers	62	Executive Vice President — Chief Technology Officer
Marshall W. Witt	60	Executive Vice President — Chief Financial Officer
Directors
R. Brad Martin	74	Chairman of the Board
Jeffrey A. Davis	63	Director
Donald E. Frieson	68	Director
Stephen E. Gorman	71	Director
Robert A. King	68	Director
Cindy J. Miller	64	Director
Amy J. Salcido	54	Director
John P. Sauerland	62	Director
Samantha M. Smith	40	Director
Executive officers are elected by, and serve at the discretion of, the Board. There is no arrangement or understanding between any executive officer or person chosen to become an executive officer and any person, other than a director or executive officer of FedEx Freight or of any of its subsidiaries acting solely in his or her official capacity, pursuant to which any executive officer or person chosen to become an executive officer was selected. There are no family relationships between any executive officer and any other executive officer or director of FedEx, or any person nominated or chosen to become a director or executive officer. The following are brief biographies describing the background of our executive officers and directors.
Executive Officers
John A. Smith serves as a member of our Board and as President and Chief Executive Officer of FedEx Freight, a position he has held since the Spin-Off. He previously served as Chief Operating Officer, United States and Canada of Federal Express, the world’s largest express transportation company, from June 2024 to May 31, 2026; President and Chief Executive Officer, U.S. and Canada Ground Operations of Federal Express from April 2023 to May 2024; President and Chief Executive Officer of FedEx Ground Package System, Inc. (“FedEx Ground”), a wholly owned subsidiary of FedEx, from June 2021 to April 2023; President and Chief Executive Officer — Elect of FedEx Ground from March 2021 to May 2021; President and Chief Executive Officer of FedEx Freight from August 2018 to February 2021; President and Chief Executive Officer — Select of FedEx Freight from May 2018 to August 2018; Senior Vice President, Operations, of FedEx Freight from May 2015 to May 2018; Vice President, Safety, Fleet Maintenance and Facilities Services, of FedEx Freight from June 2011 to May 2015; Vice President, Operations, of FedEx National LTL, Inc. from April 2010 to June 2011; Vice President, Transportation/Fleet Maintenance, of FedEx National LTL, Inc. from March 2008 to April 2010; and various management positions at FedEx Freight from 2000 to 2008. Additionally, Mr. Smith serves on the board of the American Transportation Research Institute. We believe Mr. Smith is well-qualified to serve as a member of our Board because of his extensive experience in the transportation industry and across every area of the FedEx Freight business.
Clement Edward Klank III serves as our Executive Vice President — Chief Human Resources and Legal Officer, a position he has held since the Spin-Off. He previously served as Senior Vice President — Chief Human Resources and Legal Officer of FedEx Freight from July 2025 to May 31, 2026; Corporate Vice President, Corporate Governance, Securities & Tax Law of FedEx from September 2019 to July 2025; Corporate Vice President, Securities and Corporate Law of FedEx from June 2017 to September 2019; and Staff Vice President, Securities and Corporate Law of FedEx from June 2015 to June 2017. From 1998 to 2015, Mr. Klank held various positions with increasing responsibility in the FedEx legal and corporate development departments.
Michael B. Lyons serves as our Executive Vice President — Chief Specialized Services and Commercial Officer, a position he has held since the Spin-Off. He previously served as Senior Vice President — Chief Specialized Services and Commercial Officer of FedEx Freight from June 2025 to May 31, 2026; Senior Vice President, FedEx Custom Critical and Freight Strategy of FedEx Freight from August 2024 to June 2025; Vice President, Freight Strategy of FedEx Freight from May 2024 to August 2024; Vice President, Financial

Planning & Analysis of FedEx Freight from July 2020 to May 2024; Managing Director, Financial Planning & Analysis of FedEx Freight from February 2019 to July 2020; and Operations Executive Advisor of FedEx Freight from August 2007 to February 2019.
Clinton D. McCoy serves as our Executive Vice President — Chief Operating Officer, a position that he has held since the Spin-Off. He previously served as Senior Vice President — Chief Operating Officer of FedEx Freight from February 2025 to May 31, 2026; Senior Vice President, Operations Support & Engineering at FedEx Freight from November 2021 to February 2025; Vice President, Multimodal of FedEx Freight from July 2021 to November 2021; Vice President, Engineering and Quality Assurance of FedEx Freight from April 2019 to July 2021; and Managing Director, District Operations of FedEx Freight from May 2016 to March 2019.
Michael Rodgers serves as our Executive Vice President — Chief Technology Officer, a position that he has held since the Spin-Off. He previously served as Senior Vice President — Chief Technology Officer of FedEx Freight from June 2025 to May 31, 2026; Chief Technology Officer of Pilot Travel Centers from 2015 to 2024; Executive Vice President, Omni-Channel, of J. C. Penney Company, Inc. from 2014 to 2015; and Executive Vice President, Chief Information & Operations Officer of Saks Incorporated from 2007 to 2014. He possesses extensive experience in technology and digital leadership in the transportation and retail industries.
Marshall W. Witt serves as our Executive Vice President — Chief Financial Officer, a position that he has held since the Spin-Off. He previously served as Senior Vice President — Chief Financial Officer of FedEx Freight from October 2025 to May 31, 2026; and Chief Financial Officer of TD SYNNEX from April 2013 to October 2025. He possesses significant capital allocation, mergers and acquisitions, and spin-off experience, having overseen TD SYNNEX’s spin-off of Concentrix in 2020. Prior to joining TD SYNNEX, Mr. Witt served as Senior Vice President of Finance and Controller at FedEx Freight. During his initial 15-year tenure at FedEx, Mr. Witt held progressive financial and operational roles.
Directors
R. Brad Martin serves as the Chairman of our Board. He serves as executive Chairman and Chairman of the Board of FedEx (having served as executive Chairman since September 2025) and Chairman of RBM Venture Company, a private investment company, a position he has held since 2007. He previously served as Chairman and Chief Executive Officer of Riverview Acquisition Corp., an investment company, from April 2021 until its merger with Westrock Coffee Company (“Westrock”) in August 2022. Following that merger until March 2026, Mr. Martin served on the board of directors of Westrock. He was previously a director of Chesapeake Energy Corporation (where he served as Chairman of the Board), First Horizon National Corporation (where he chaired the executive and risk committees), Caesars Entertainment Corporation, Dillard’s, Inc., Gaylord Entertainment Company, lululemon athletica inc., Ruby Tuesday, Inc., and Riverview Acquisition Corp. We believe Mr. Martin is well-qualified to serve as a member of our Board because of his extensive business, finance, and leadership experience.
Jeffrey A. Davis serves as a member of our Board and its Audit and Governance Committees. Mr. Davis served as the Chief Financial Officer of Dollar Tree, Inc. from October 2022 to March 2025; Chief Financial Officer of Qurate Retail Group from October 2018 to September 2022; Chief Financial Officer of J. C. Penney Company Inc. from July 2017 to September 2018; Chief Financial Officer of Darden Restaurants, Inc. from July 2015 to March 2016; and Chief Financial Officer of the Walmart U.S. segment of Walmart Inc. from January 2014 to May 2015. Mr. Davis has served as a director of Labcorp Holdings, Inc. since December 2019 where he serves as the Chairman of the Audit Committee and as a member of the Quality and Compliance Committee. We believe Mr. Davis is well-qualified to serve as a member of our Board because of his extensive financial leadership experience across multiple industries.
Donald E. Frieson serves as a member of our Board, as chair of its Governance Committee, and as a member of the ROC. Mr. Frieson served as Executive Vice President, Supply Chain of Lowe’s Companies, Inc. from August 2018 to March 2024. He previously spent 19 years within the Walmart organization, where he served as Executive Vice President, Operations at Sam’s Club from 2014 to 2017 and Senior Vice President, Replenishment, Planning and Real Estate from 2012 to 2014. Mr. Frieson has served as a director of Casey’s General Stores, Inc. since March 2018 where he serves as a member of the Compensation and Human Capital Committee. He served as a member of the Advisory Committee for Supply Chain Competitiveness for the U.S. Department of Commerce from February 2022 to February 2024. We believe Mr. Frieson is well-qualified to serve as a member of our Board because of his significant leadership experience in supply chain management.
Stephen E. Gorman serves as a member of our Board, its HRCC, and the ROC. Mr. Gorman served as Chief Executive Officer of Air Methods Corporation, a leading domestic provider in the air medical market, from August 2018 to January 2020. He previously served as the President and Chief Executive Officer of Borden Dairy Company from 2014 to July 2017; Executive Vice President and Chief Operating Officer of Delta Air Lines, Inc. from 2008 to 2014; Executive Vice President — Operations of Delta Air Lines from 2007 to 2008; and President and Chief Executive Officer of Greyhound Lines, Inc. from 2003 to 2007. Mr. Gorman has served as a director of Peabody Energy Corporation since April 2017 where he serves as Chairman of the Nominating & Corporate Governance Committee and as a member of the Compensation Committee and the Executive Committee. He served as a director of FedEx from September 2022 to May 31, 2026, where he served as a member of the Compensation and Human Resources Committee and the Governance, Safety, and Public Policy Committee. He served as a director of ArcBest Corporation from July 2015 to August 2022 and as the company’s Lead Independent Director from January 1, 2022 until his resignation to join the FedEx Board. We believe Mr. Gorman is well-qualified to serve as a member of our Board because of his significant transportation and logistics leadership experience.
Robert A. King serves as a member of our Board and as chair of its ROC. Mr. King served as Corporate Vice President, Internal Audit at FedEx from March 2011 to January 2025. He spent over four decades of his career in the FedEx Internal Audit department, holding positions with increasing responsibility. We believe Mr. King is well-qualified to serve as a member of our Board because of his extensive financial and risk management experience during his tenure at FedEx.

Cindy J. Miller serves as a member of our Board, as chair of its HRCC, and as a member of the Governance Committee. Ms. Miller served as the President and Chief Executive Officer of Stericycle, Inc. (“Stericycle”), a medical waste transportation company, from May 2019 to November 2024 when the company was acquired by Waste Management, Inc. and as a director of the company from February 2019 to November 2024. She served as President and Chief Operating Officer of Stericycle from October 2018 to May 2019. Prior to joining Stericycle, Ms. Miller spent nearly 30 years at United Parcel Service, Inc. where she served as President, Global Freight Forwarding from April 2016 to September 2018 and as President of the European region from March 2013 to March 2016. Ms. Miller has served as a director of W.W. Grainger, Inc. since April 2024 where she serves as a member of the Board Affairs & Nominating Committee and Compensation Committee. She also serves on the Board of Trustees of the Allspring Fund complex, which includes four closed-end funds. She served as a director of UGI Corporation from 2020 to 2024. We believe Ms. Miller is well-qualified to serve as a member of our Board because of her significant leadership experience in the transportation and logistics industry.
Amy J. Salcido serves as a member of our Board, its Audit Committee, and the ROC. She served as President, U.S. of Kyndryl Holdings, Inc. (“Kyndryl”), a Fortune 500 provider of enterprise technology services spun off from International Business Machines Corporation (“IBM”) in 2021, from 2022 to 2025. She previously served as Chief Customer Engagement & Transformation Officer from 2021 to 2022. Before joining Kyndryl, Ms. Salcido held senior leadership roles at IBM, including as General Manager, Services: Retail, Consumer Products, Travel & Transportation — North America from 2020 to 2021, and as Global Vice President, New Client Acquisition from 2018 to 2020. She joined IBM in 1996 and held positions with increasing responsibility during her tenure with the company. Ms. Salcido was named No. 15 in Technology Magazine’s “Top 100 Women in Technology” in 2025. We believe Ms. Salcido is well-qualified to serve as a member of our Board because of her significant technology experience and leadership experience with large-scale public company separation.
John P. Sauerland serves as a member of our Board, as chair of its Audit Committee, and as a member of the HRCC. Mr. Sauerland served as Vice President and Chief Financial Officer of The Progressive Corporation from April 2015 to July 3, 2026 and as Personal Lines Group President of The Progressive Corporation from 2007 to 2015. He joined The Progressive Corporation in 1991 as a product manager and served in many key leadership positions during his tenure with the company. Mr. Sauerland served as a director of Beazley plc from 2016 to 2021. We believe Mr. Sauerland is well-qualified to serve as a member of our Board because of his extensive leadership experience in finance and risk management.
Samantha M. Smith serves as a member of our Board and the ROC. Ms. Smith currently serves as a staff director of global public policy at FedEx, a position she has held since November 2020. Ms. Smith joined the FedEx Government and Regulatory Affairs team in 2016. Prior to FedEx she served in various roles in communications and public affairs. We believe Ms. Smith is well-qualified to serve as a member of our Board because of her extensive experience in government affairs, public policy, and communications, including at FedEx.
Director Skills, Qualifications, and Experience
Our directors bring to the FedEx Freight Board the skills, qualifications, and experience depicted in the following matrix. The matrix is intended as a high-level summary and not an exhaustive list. It is intended to highlight notable areas of focus for each director, and not having a mark does not mean that a particular director does not possess that skill, qualification, or experience.

Director	Transportation/Logistics/ Supply Chain Management	Safety/Risk Management	Financial	Marketing	Technological/Digital/Cybersecurity	Energy	Human Resource Mgmt.	International	Government/Regulatory
B. Martin	X	X	X	X		X		X	X
J. Smith	X	X		X		X	X	X
J. Davis	X	X	X	X	X		X	X
D. Frieson	X	X					X	X	X
S. Gorman	X	X	X	X		X		X
R. King	X	X	X		X		X	X
C. Miller	X	X	X	X			X	X
A. Salcido		X	X	X	X		X	X
J. Sauerland		X	X	X	X		X		X
S. Smith	X	X		X				X	X
Board Classes
In accordance with our certificate of incorporation, our Board is currently divided into three classes (Class I, Class II, and Class III). Beginning with the fifth annual meeting of our stockholders following the Spin-Off, the Board shall cease to be classified and all directors will be elected at such annual meeting for one-year terms. The current classification and terms of our directors are as follows:
•The Class I directors are Ms. Miller and Messrs. Frieson, Sauerland, and J. Smith, and their terms will expire at the first annual meeting of our stockholders following the Spin-Off. The terms of the Class I directors elected at the first annual meeting of our stockholders following the Spin-Off will expire at the fourth annual meeting of our stockholders following the Spin-Off. The terms of the Class I directors elected at the fourth annual meeting of our stockholders following the Spin-Off will expire at the fifth annual meeting of our stockholders.
•The Class II directors are Mr. Davis and Mses. Salcido and S. Smith, and their terms will expire at the second annual meeting of our stockholders following the Spin-Off. The terms of the Class II directors elected at the second annual meeting of our stockholders following the Spin-Off will expire at the fifth annual meeting of our stockholders following the Spin-Off.
•The Class III directors are Messrs. Gorman, King, and Martin, and their terms will expire at the third annual meeting of our stockholders following the Spin-Off. The terms of the Class III directors elected at the third annual meeting of our stockholders following the Spin-Off will expire at the fifth annual meeting of our stockholders following the Spin-Off.
Board Committees
To support effective corporate governance, our Board has delegated certain responsibilities to its committees, which report on their activities to the Board. Each of these Board committee charters can be found under the Governance heading of our website at ir.fedexfreight.com.
Audit Committee
The members of the Audit Committee are Messrs. Sauerland and Davis and Ms. Salcido. Mr. Sauerland is the chair of our Audit Committee. Each member of the Audit Committee meets the independence and qualification requirements set forth by the listing standards of the NYSE and SEC rules and regulations. Each member of the Audit Committee is financially literate. In addition, the Board determined that Messrs. Davis and Sauerland are “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. The purpose and responsibilities of the Audit Committee include, among other things:
•overseeing the independent auditor’s qualifications, independence, and performance, and preapproving all audit and allowable non-audit services to be provided by the independent auditor;
•assisting the Board with oversight of (i) the integrity of our financial statements and other financial information, (ii) the effectiveness of our disclosure controls and procedures and internal control over financial reporting, (iii) the performance of our internal audit function, (iv) our corporate integrity and compliance programs, including compliance with legal and regulatory requirements, and (v) our internal controls and procedures related to our sustainability disclosures; and
•preparing the report of the Audit Committee required to be included in our annual proxy statement.
Human Resources and Compensation Committee
The members of the HRCC are Ms. Miller and Messrs. Gorman and Sauerland. Ms. Miller is the chair of the HRCC. Each member of the HRCC meets the independence and qualification requirements set forth by the listing standards of the NYSE and SEC rules and regulations. The purpose and responsibilities of the HRCC include, among other things:
•assisting the Board in the discharge of its responsibilities relating to the compensation of our executive officers (as specified by the listing standards of the NYSE);
•assisting the Board with oversight of our key human resource management strategies and programs;
•overseeing the administration of our equity compensation plans and reviewing the strategies relating to, and costs and structure of, key employee benefit and fringe-benefit plans and programs; and
•reviewing and discussing with management our Compensation Discussion and Analysis, and producing the report of the HRCC required to be included in our annual report or proxy statement.
Governance Committee
The members of the Governance Committee are Messrs. Frieson and Davis and Ms. Miller. Mr. Frieson is the chair of the Governance Committee. Each member of the Governance Committee meets the independence and qualification requirements set forth by the listing standards of the NYSE. The purpose and responsibilities of the Governance Committee include, among other things:
•identifying individuals qualified to become Board members, consistent with criteria approved by the Board;
•assisting the Board in determining the size, structure, composition, processes, and practices of the Board and its committees and assessing director independence and qualifications;
•overseeing the Board and executive officer performance evaluation processes and monitoring the effectiveness of the Board and its committees;
•assisting the Board in executive officer succession planning; and
•assisting the Board in enhancing the quality of our corporate governance, as reflected in the certificate of incorporation, bylaws, and Corporate Governance Guidelines (as defined below).

Risk Oversight Committee
The members of the ROC are Messrs. King, Gorman, and Frieson and Mses. Salcido and S. Smith. Mr. King is the chair of the ROC. The purpose and responsibilities of the ROC include, among other things:
•assisting the Board with oversight of our safety strategies, policies, programs, and practices;
•assisting the Audit Committee with oversight of the processes by which we assess and manage our exposure to risk;
•assisting the Board with oversight of cyber and technology-related risks and management efforts to monitor and mitigate those risks;
•assisting the Board with oversight of our political activities and expenditures; and
•assisting the Board with oversight of our sustainability goals, strategies, and programs.
Board Risk Oversight
The Board’s role in risk oversight at FedEx Freight is consistent with our leadership structure, with management having day-to-day responsibility for assessing and managing our risk exposure and the Board and its committees providing oversight in connection with those efforts, with particular focus on the adequacy of FedEx Freight’s risk management practices and regularly reviewing the most significant risks facing the Company. The Board performs its risk oversight role by using several different levels of review.
Additionally, risks are identified and managed in connection with the Company’s robust ERM process. Our ERM process, which is overseen by the ROC, provides the Company with a common framework and terminology to ensure consistency in identification, reporting, and management of key risks. The ERM process is embedded in our strategic planning process, which ensures explicit consideration of risks that affect the underlying assumptions of strategic plans and provides a platform to facilitate integration of risk information in business decision-making.
The Board has delegated to each of its committees responsibility for the oversight of specific risks that fall within the committee’s areas of responsibility, including:
•The Audit Committee oversees the guidelines and policies that govern the processes by which we assess and manage our exposure to risk and our major financial and other risk exposures and the steps management has taken to monitor and control such risk exposures;
•The HRCC oversees the relationship between our compensation policies and practices and our risk management, including the extent to which those policies and practices create risks for the Company, and review management’s conclusions regarding whether any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company;
•The Governance Committee considers risks related to succession planning and corporate governance; and
•The ROC oversees our cyber and technology-related risks, including network security, information and digital security, data privacy and protection, and risks related to emerging technologies such as artificial intelligence and machine learning, and the steps management has taken to identify, assess, monitor, manage, and mitigate those risks, and risks relating to our political activities and expenditures, along with management of sustainability- and climate-related risks.
Corporate Governance Guidelines and Code of Conduct
The Board is comprised of a majority of independent directors and committed to the highest quality of corporate governance and accountability to the FedEx Freight stockholders. We have adopted written corporate governance guidelines (the “Corporate Governance Guidelines”) and a code of conduct (the “Code of Conduct”), each of which the Board, in conjunction with the Governance Committee and Audit Committee, respectively, will periodically review. The Board and Governance Committee will also review all other aspects of our governance policies and practices in light of best practices and make whatever changes it deems appropriate to further our commitment to the highest standards of corporate governance.
The Corporate Governance Guidelines require our directors to disclose actual or potential conflicts of interest and not to participate in any recommendation or decision regarding any transaction in which they have a direct or indirect material interest. Furthermore, the Corporate Governance Guidelines prescribe the fundamental responsibility of our directors to promote the best interests of the Company and its stockholders by overseeing the management of our business and affairs, which responsibility includes the fiduciary duties that directors owe to FedEx Freight and its stockholders under Delaware law. The Corporate Governance Guidelines also require that our directors devote the required time to carrying out the duties and responsibilities of membership on the Board.
The Code of Conduct applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers. The Code of Conduct is intended to promote our commitment to integrity and provides guidelines relating to the handling of activities, investments, or close personal relationships that create, or appear to create, a conflict between personal interests and the interests of FedEx Freight, including the prompt disclosure thereof. Our Corporate Governance Guidelines and Code of Conduct are available under the Governance heading of our website at ir.fedexfreight.com. We will post under the Governance heading on the

Investor Relations page of our website at ir.fedexfreight.com information regarding any amendment to, or waiver of, the provisions of the Code of Conduct to the extent such disclosure is required.
Director Nomination Process
The Board was selected through a process involving both FedEx and us. Following the Spin-Off, our Governance Committee has responsibility for identifying, evaluating, and recruiting director candidates, considering the advisability of adding new directors, and evaluating and recommending director nominees to the Board. The Governance Committee considers director nominees recommended by stockholders according to the same criteria.
Policy Regulating Trading by Insiders
We have comprehensive and detailed policies and procedures (set forth in the FedEx Freight Securities Manual, which is filed as Exhibit 19 to this Annual Report) that are designed to promote compliance with insider trading laws, rules, and regulations and NYSE listing standards and regulate trading by our officers, managing directors, Board members, and any other employees having access to material, non-public information about FedEx Freight. The Securities Manual includes information regarding trading windows, blackout periods, explains when transactions in FedEx Freight stock are permitted, and contains a mandatory pre-clearance policy for transactions in FedEx Freight securities by Board members and officers subject to the reporting requirements of Section 16 of the Exchange Act. The Securities Manual prohibits insiders, including Board members, from trading (or tipping others to trade) in FedEx Freight securities on the basis of “material, non-public information” until the information has been disclosed to the public. The policy explains the principles governing “material, non-public information” and provides examples of the types of events or information that may be considered material. The Governance Committee will periodically review and discuss the Securities Manual and recommend any proposed changes to the Board for approval. In addition, with regard to FedEx Freight’s trading in its own securities, it is our policy to comply with the applicable federal securities laws and NYSE listing requirements.
ITEM 11. EXECUTIVE COMPENSATION
DIRECTOR COMPENSATION
During 2026 FedEx Freight was a wholly owned subsidiary of FedEx and no individual received any compensation for serving as a director of FedEx Freight.
Following the Spin-Off, the HRCC periodically reviews and makes recommendations to our Board regarding the form and amount of compensation for our non-employee directors. In connection with the Spin-Off, our Board approved an initial director compensation program that is designed to enable continued attraction and retention of highly qualified directors and to address the time, effort, expertise, and accountability required for active membership on our Board. The program is described in further detail below. Directors who are also our employees do not receive additional compensation for service on our Board.

Annual Retainer:	$110,000
Additional Cash Retainer to Chair of a Committee:	$25,000 for each committee chaired
Annual Equity Grant (Excluding Chairman of the Board):	Restricted stock unit (“RSU”) grant with a grant date value of $175,000
Annual Equity Grant for Chairman of the Board:	RSU grant with a grant date value of $500,000
Non-employee directors may elect to receive their annual retainer in all cash, all shares, or 50% in cash and 50% in shares. The number of retainer shares issued is based on the fair market value of our common stock on the date of issuance, with any fractional amounts paid in cash. The RSUs, which are granted pursuant to the FedEx Freight Holding Company, Inc. 2026 Omnibus Stock Incentive Plan (the “2026 Plan”), vest fully on the date of the next annual meeting of our stockholders, subject to the non-employee director’s continued service as a non-employee director through such date (with limited exceptions as set forth in the RSU award agreement) and settle in shares of our common stock. Non-employee directors appointed to our Board after the annual meeting of stockholders will receive a prorated annual retainer, RSU award, and chairperson fee (as applicable).
The FedEx Freight Board has established stock ownership goals, which are included in our Corporate Governance Guidelines. With respect to non-management Board members, the goal is that within five years after joining the Board, each director own FedEx Freight shares valued at five times his or her annual retainer fee. For purposes of meeting this goal, unvested restricted stock and restricted stock units are counted, but unexercised stock options are not.
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis describes the compensation program in effect for the individuals named below for 2026, as well as the initial program established by the HRCC for future periods following the Spin-Off. The 2026 compensation program, which was implemented by FedEx and reflects the historical compensation philosophy, policies, and practices of FedEx, is not indicative of the compensation our executive officers will receive following the Spin-Off. Accordingly, we have provided limited information regarding this program. FedEx considered survey data published by two major consulting firms for general industry companies (excluding financial services companies), including U.S. and multinational companies, with annual revenues between $40 billion and $185 billion for its 2026 senior officer compensation review.
The below individuals (FedEx Freight’s principal executive officer, principal financial officer, and three other most highly compensated executive officers for 2026; the titles listed are those held following the Spin-Off) are referred to herein as the named executive officers:
•John A. Smith, President and Chief Executive Officer;
•Marshall W. Witt, Executive Vice President — Chief Financial Officer;
•Clement Edward Klank III, Executive Vice President — Chief Human Resources and Legal Officer;
•Clinton D. McCoy, Executive Vice President — Chief Operating Officer; and
•Michael Rodgers, Executive Vice President — Chief Technology Officer.
Mr. J. Smith was an executive officer of FedEx during 2026 and, accordingly, his annual compensation was determined and approved by FedEx’s Compensation and Human Resources Committee (the “FedEx CHRC”). Compensation of each of the named executive officers other than Mr. J. Smith was generally determined by FedEx management. Messrs. Witt and Rodgers joined FedEx Freight on October 15, 2025 and June 1, 2025, respectively, and Mr. Klank transitioned from FedEx to FedEx Freight on August 1, 2025.
2026 FedEx Compensation Elements
Base Salary
The base salaries of the named executive officers effective October 1, 2025 (with the exception of Mr. Witt, who joined FedEx Freight on October 15, 2025), were as follows:

Name	Annual Base Salary ($)
J.A. Smith	939,385
M.W. Witt	585,000
C.E. Klank	468,370
C.D. McCoy	375,155
M. Rodgers	489,250
2026 AIC Plans
FedEx’s 2026 annual incentive compensation (“AIC”) plans provided annual cash bonus opportunities to many of its salaried employees on an enterprise-wide basis, including the named executive officers, at the conclusion of 2026. The payout opportunities under the AIC plans were based upon the achievement of financial performance and operational objectives as described below, as well as individual performance objectives. Target payouts under the AIC plans, which were established as a percentage of base salary actually paid during 2026, were as follows for the named executive officers:

Name	Target Payout (As a Percentage of Base Salary)
J.A. Smith	120%
M.W. Witt	50%
C.E. Klank	50%
C.D. McCoy	50%
M. Rodgers	50%
FedEx Executive Officers
The 2026 AIC plan for FedEx executive officers, including Mr. J. Smith (the “2026 FedEx Executive AIC Plan”), included three performance metrics: (i) adjusted consolidated operating income, weighted at 50% of the total payout opportunity; (2) incremental structural cost reduction benefits from FedEx’s DRIVE and Network 2.0 programs, weighted at 25% of the total payout opportunity; and (3) enterprise-wide on-time service performance, weighted at 25% of the total payout opportunity. The FedEx Board, upon the recommendation of the FedEx CHRC, approved excluding costs associated with the Spin-Off, business optimization expenses, costs associated with the change in fiscal year-end, a non-cash impairment charge related to the impairment of certain aircraft, and a benefit related to an international regulatory matter from 2026 adjusted consolidated operating income for purposes of the 2026 FedEx Executive AIC Plan in order to more accurately reflect FedEx’s core financial performance.
The threshold, target, and maximum objectives under the adjusted consolidated operating income component of the 2026 FedEx Executive AIC Plan were specified levels of 2026 adjusted consolidated FedEx operating income. Actual adjusted consolidated FedEx operating income performance that exceeded the target objective under the 2026 FedEx Executive AIC Plan would result in an above-target payout opportunity for that metric, up to the maximum payout amount of 150% of the target amount for that metric. The threshold and target objectives under the structural cost reduction and on-time service performance components of the 2026 FedEx Executive AIC Plan were specified levels of 2026 incremental structural cost reduction benefits from DRIVE and Network 2.0 and on-time service performance, respectively. Actual incremental structural cost reduction benefits or on-time service performance that met or exceeded the target objective under the respective component of the 2026 FedEx Executive AIC Plan would result in the maximum payout amount of 100% of the target amount for the metric. The aggregate maximum payout opportunity under the 2026 FedEx Executive AIC Plan for Mr. J. Smith was 125% of his target amount. The FedEx Executive AIC Plan included a funding floor of 25% of each FedEx executive officer’s target amount. However, the FedEx President and Chief Executive Officer had the authority to reduce the payout of each executive officer to $0 based on the officer’s performance.
FedEx Freight Employees
The 2026 AIC plan for FedEx Freight employees, including the named executive officers other than Mr. J. Smith (the “2026 FedEx Freight AIC Plan”), included adjusted FedEx Freight segment operating income as reported by FedEx as the sole performance metric. The threshold, target, and maximum objectives under the 2026 FedEx Freight AIC Plan were specified levels of FedEx Freight 2026 adjusted segment operating income. Costs associated with the Spin-Off were excluded from FedEx Freight 2026 adjusted segment operating income for purposes of the 2026 FedEx Freight AIC Plan in order to more accurately reflect FedEx Freight’s core financial performance. Actual adjusted FedEx Freight segment operating income performance that exceeded the target objective under the 2026 FedEx Freight AIC Plan would result in an above-target payout opportunity, up to the maximum payout amount of 150% of the target amount. The 2026 FedEx Freight AIC Plan included a funding floor of 25% of each named executive officer’s target amount. However, Mr. J. Smith had the authority to reduce the payout of each named executive officer to $0 based on the officer’s performance.
2026 AIC Performance and Payouts
The following table shows the threshold, target, and maximum objectives for each performance metric under the 2026 AIC plans discussed above (adjusted operating income amounts in millions and incremental structural cost reduction benefit amounts in billions). The actual payouts under the AIC plans range on a sliding scale based upon performance against the objectives.

Performance Measure	Threshold	Target	Maximum	Actual
2026 FedEx Executive AIC Plan Performance Measures
Adjusted Consolidated Operating Income	$5,193	$5,823	$6,390	$6,611
Incremental Structural Cost Reduction Benefits	$0.00	$2.04	$2.04	$2.03
On-time Service Performance	95.25%	96.25%	96.25%	95.50%
2026 FedEx Freight AIC Plan Performance Measure
Adjusted FedEx Freight Segment Operating Income(1)	$1,427	$1,492	$1,597	$1,108

(1) See “Non-GAAP Financial Measures” below for a reconciliation of FedEx Freight 2026 adjusted segment operating income to the most directly comparable GAAP measure.
The following table sets forth the actual payout under the applicable 2026 AIC plans for each named executive officer as compared to his target AIC payout:

Name	Target AIC Payout ($)	Actual AIC Payout ($)
J.A. Smith	1,116,318	1,255,858
M.W. Witt(1)	195,000	48,750
C.E. Klank(2)	231,912	95,872
C.D. McCoy	185,757	46,439
M. Rodgers	242,250	60,563

(1) Payout prorated based on start date with FedEx Freight.
(2) Mr. Klank’s 2026 AIC payout reflects two months of participation in the 2026 FedEx non-executive officer AIC plan. This plan included the same performance measures as the 2026 FedEx Executive AIC Plan with the exception that 2026 adjusted operating income did not include FedEx Freight segment operating income.
FY24-FY26 FedEx LTI Plan
FedEx’s long-term incentive (“LTI”) cash program for 2024 to 2026 (the “FY24-FY26 FedEx LTI Plan”) provided a long-term cash payment opportunity to members of management, including the named executive officers, based upon achievement of long-term objectives for financial and stock price performance. The FY24-FY26 FedEx LTI Plan included three financial performance metrics: (1) adjusted consolidated FedEx earnings per share (“EPS”) for the three-fiscal-year period, weighted at 50% of the total payout opportunity; (2) average consolidated FedEx return on invested capital (“ROIC”) growth over the three-fiscal-year period, weighted at 25% of the total payout opportunity; and (3) relative FedEx total stockholder return (“TSR”) for the three-fiscal-year period, weighted at 25% of the total payout opportunity. The maximum payout if maximum attainment was achieved for all metrics was 200%.
The FedEx Board, upon the recommendation of the FedEx CHRC, approved excluding costs associated with the Spin-Off, business optimization expenses, costs associated with the change in fiscal year-end, a non-cash impairment charge related to the impairment of certain aircraft, a benefit related to an international regulatory matter, and the 2026 mark-to-market retirement plans accounting adjustment, as applicable, from EPS for purposes of the adjusted EPS performance metric and consolidated operating income for purposes of the ROIC performance metric to more accurately reflect FedEx’s core financial performance.
EPS. Payouts under the EPS component of the FY24-FY26 FedEx LTI Plan were determined as follows:
•No payment unless the three-year average annual adjusted consolidated FedEx EPS growth rate (“EPS growth rate”) was at least 5%;
•Target payout if the EPS growth rate was 12.5%;
•Above-target payout if the EPS growth rate was above 12.5%, up to an amount equal to 150% of the target payout if the EPS growth rate was 15.0%;
•Above-target payout if the EPS growth rate was above 15.0%, up to a maximum amount (equal to 200% of the target payout) if the EPS growth rate was 20.0% or higher; and
•Below-target payout if the EPS growth rate was below 12.5%, down to a threshold amount (equal to 25% of the target payout) if the EPS growth rate was 5%.
ROIC. The ROIC component of the FY24-FY26 FedEx LTI Plan measured the average growth in consolidated FedEx ROIC over a three-fiscal-year period (“average ROIC growth”) from a 2023 ROIC baseline. Annual ROIC was calculated as adjusted consolidated operating income, after taxes, for the fiscal year divided by average invested capital. For purposes of the ROIC calculation, (1) adjusted consolidated operating income was calculated as consolidated operating income excluding items not reflective of FedEx’s core financial performance that were approved for exclusion for the applicable fiscal year by the FedEx Board, based upon the recommendation of the FedEx CHRC, as discussed further above; and (2) average invested capital was calculated as the average of the current and prior fiscal year-end balances of long-term debt, including current portion, and total common stockholders’ investment.
Payouts under the ROIC component of the FY24-FY26 FedEx LTI Plan were determined as follows:
•No payout unless average consolidated FedEx ROIC growth was at least 60 basis points;
•Target payout if average ROIC growth was 120 basis points;
•Above-target payout if average ROIC growth was above 120 basis points, up to 250 basis points (equal to 150% of the target payout);
•Above-target payout if average ROIC growth was above 250 basis points, up to a maximum amount (equal to 200% of the target payout) if average ROIC growth was 370 basis points or higher; and
•Below-target payout if average ROIC growth was below 120 basis points, down to a threshold amount (equal to 25% of the target payout) if average ROIC was at the threshold objective.
RELATIVE TSR. The relative TSR component of the FY24-FY26 FedEx LTI Plan measured total return on an investment in FedEx stock to an investor (stock price appreciation plus dividends) compared to the total return of the stock of the companies in the S&P 500 Index over a three-fiscal-year period. Payouts under the relative TSR component of the FY24-FY26 FedEx LTI Plan were determined as follows:
•No payment if relative TSR was 0 percentile or below;
•Target payout if relative TSR was 50th percentile;
•Above-target payout if relative TSR was above 50th percentile, up to a maximum amount (equal to 200% of the target payout) if relative TSR was 75th percentile or higher; and
•Below-target payout if relative TSR was below 50th percentile, down to a threshold amount (equal to 50% of the target payout) if relative TSR was 25th percentile or higher.

FY24-FY26 FedEx LTI Performance and Payouts. The following table presents the FedEx EPS, ROIC growth, and relative TSR threshold (minimum), target, and maximum objectives under the FY24-FY26 FedEx LTI Plan, and FedEx’s actual adjusted EPS, ROIC growth, and relative TSR under the FY24-FY26 FedEx LTI Plan for the three-fiscal-year period ended May 31, 2026:

Performance Measure	Threshold	Target	Maximum	Actual
FY24-FY26 Adjusted EPS	$47.92	$55.24	$63.27	$56.21
FY24-FY26 ROIC	60 bps	120 bps	370 bps	110 bps
FY24-FY26 Relative TSR	Higher than 0 percentile	50th or higher percentile	75th or higher percentile	72.9%
The following table shows the threshold, target, and maximum payout opportunities under the FY24-FY26 FedEx LTI Plan and the actual payout to the named executive officers:

Name	Threshold LTI Payout ($)	Target LTI Payout ($)	Maximum LTI Payout ($)	Actual LTI Payout ($)
J.A. Smith	125,000	2,000,000	4,000,000	2,584,000
M.W. Witt(1)	3,611	57,778	115,556	74,649
C.E. Klank	19,288	308,611	617,223	401,218
C.D. McCoy	16,250	260,000	520,000	335,920
M. Rodgers(1)	5,417	86,666	173,333	111,973

(1) Payouts prorated based on start date with FedEx Freight.
Bonuses
For 2026 (i) Mr. Witt received a $250,000 signing bonus for accepting the position of Chief Financial Officer of FedEx Freight pursuant to the terms of his offer letter with FedEx Freight, which is discussed in more detail below under “— Offer Letter with Mr. Witt,” and (ii) Mr. Rodgers received the first installment ($30,000) of a $60,000 signing bonus for accepting the position of Chief Technology Officer of FedEx Freight. Additionally, Mr. Klank received a $25,142 bonus to compensate him for the reduction to his FY24-FY26 FedEx LTI Plan payout resulting from his transition from FedEx to his current role at FedEx Freight.
Equity-Based Awards
Stock Options and Restricted Stock
FedEx granted stock options and restricted stock to the named executive officers in June 2025 as a part of its annual grant process, and Mr. Witt received a prorated annual grant based on his start date with FedEx Freight in October 2025. An officer’s position and level of responsibility were the primary factors that determined the number of options and shares of restricted stock awarded to the officer in the annual grant. Additionally, Messrs. J. Smith, Klank, McCoy, and Rodgers received one-time grants of FedEx restricted stock in June 2025 pursuant to the FedEx Equity Incentive Industry Leadership Program (the “EIILP”). Mr. Witt also received a new hire award of FedEx stock options and restricted stock pursuant to the terms of his offer letter, which is discussed in more detail below under “— Offer Letter with Mr. Witt,” and Mr. Rodgers received a new hire award of restricted stock.
The exercise price of FedEx stock options granted during 2026 was equal to the fair market value of FedEx’s common stock on the date of grant. Under the terms of FedEx’s equity incentive plan, the fair market value on the grant date was defined as the average of the high and low trading prices of FedEx’s common stock on the NYSE on that day. When granting restricted stock during 2026, FedEx first determined the total target value of the award and then approved the delivery of that value in two components: restricted stock and cash payment of taxes due. Following the Spin-Off, FedEx Freight will not pay taxes related to equity-based awards (unless shares are withheld by FedEx Freight upon vesting of an award).
Holders of FedEx restricted stock and FedEx Freight restricted stock distributed in connection with the Spin-Off are entitled to vote and receive any dividends on such shares. See “Executive Compensation Matters Related to the Spin-Off — Adjustments to FedEx Equity Awards” below for additional information regarding the treatment of the equity-based awards granted by FedEx to the named executive officers in connection with the Spin-Off.

The named executive officers were granted the following FedEx stock option and restricted stock awards during 2026:

Name	Number of Stock Options(1)	Number of Shares of Restricted Stock(2)
J.A. Smith	16,105	6,325
M.W. Witt	1,838	1,722
C.E. Klank	3,220	1,155
C.D. McCoy	1,945	870
M. Rodgers	1,945	995

(1) Converted into FedEx Freight stock options with the same intrinsic value in connection with the Spin-Off.
(2) In connection with the Spin-Off each holder of FedEx restricted stock received one share of FedEx Freight restricted stock for every two shares of FedEx restricted stock held immediately prior to the Spin-Off.
2026 Performance Stock Units
Pursuant to the EIILP, in September 2025 Mr. J. Smith received FedEx performance stock units (“PSUs”) with a target value of $825,000 and each of Messrs. Klank, McCoy, and Rodgers received FedEx PSUs with a target value of $155,000. The PSUs will conditionally vest on December 31, 2028 subject to the achievement of the relevant performance metrics, and accrue dividend equivalent rights that are reinvested in additional PSUs. See “Executive Compensation Matters Related to the Spin-Off — Adjustments to FedEx Equity Awards — Performance Stock Units” below for information on the conversion of the PSUs and the adoption of FedEx Freight performance metrics in connection with the Spin-Off.
Vesting
See “Post-Spin-Off FedEx Freight Compensation — Post-Spin-Off Compensation Elements — Post-Employment Compensation” for information regarding the vesting of equity-based awards granted to the named executive officers during 2026 following the Spin-Off.
Perquisites, Tax Payments, and Other Compensation
During 2026, the named executive officers received certain other compensation from FedEx, including:
•Certain perquisites, such as tax return preparation and financial counseling services, umbrella insurance, and personal physical examinations; with respect to Mr. J. Smith, security services and equipment and digital security monitoring and protection services; and, with respect to Messrs. Witt and Rodgers, certain relocation and commuting benefits (Messrs. Klank and McCoy did not receive perquisites and other personal benefits over $10,000);
•Group term life insurance and 401(k) company-matching contributions;
•Tax payments relating to: restricted stock awards; with respect to Messrs. J. Smith and McCoy, certain business-related use of corporate and commercial aircraft; and with respect to Mr. Witt, certain relocation benefits; and
•With respect to Mr. McCoy, a one-time payment of $48,100 related to the dissolution of FedEx Freight Corporation and a corresponding retiree healthcare benefit plan (all affected individuals received a lump-sum payout in the amount of the net value of the benefits to which they were entitled under the plan as determined by an actuarial analysis).
Offer Letter With Mr. Witt
Mr. Witt is party to an offer letter, dated as of September 30, 2025, pursuant to which he accepted the position of Chief Financial Officer of FedEx Freight effective October 15, 2025. The offer letter provided for an annual base salary of $585,000 and a sign-on bonus of $250,000, payable in two installments of $125,000 each. Pursuant to the offer letter, Mr. Witt was eligible to participate in the 2026 FedEx Freight AIC Plan and legacy FedEx LTI cash incentive programs and receive 2026 FedEx restricted stock and stock option grants on a prorated basis, as well as new hire equity awards consisting of FedEx restricted stock with a grant date value (inclusive of the related tax payment) of $582,500 and FedEx stock options with a grant date value of $72,500. The offer letter also provided Mr. Witt with an executive relocation package. Pursuant to the terms of the offer letter, the HRCC has approved (i) a $585,000 cash bonus to Mr. Witt that was payable in connection with the Spin-Off and (ii) an award of RSUs to Mr. Witt with a target value of $3,000,000 vesting ratably over three years upon the filing of this Annual Report. Mr. Witt’s offer letter is included as an exhibit to this Annual Report.

Executive Compensation Matters Related to the Spin-Off
Adjustments to FedEx Equity Awards
Pursuant to an employee matters agreement entered into between FedEx Freight and FedEx (the “Employee Matters Agreement”), FedEx equity awards that were outstanding immediately prior to the Spin-Off, including those held by the named executive officers, were adjusted in a manner intended to maintain the intrinsic economic value of the awards before and after the Spin-Off. Following the Spin-Off, the material terms of the outstanding FedEx equity awards, such as the vesting schedule and any termination provisions, will generally continue unchanged, as equitably adjusted to reflect the Spin-Off. Information regarding the treatment for FedEx Freight employees, including the named executive officers, of each type of FedEx equity award outstanding immediately prior to the Spin-Off is as follows:
Restricted Stock
Each share of FedEx restricted stock held by FedEx Freight employees immediately prior to the Spin-Off remains outstanding and is subject to the same terms and conditions as were applicable to such share immediately prior to the Spin-Off. Pursuant to the Spin-Off conversion ratio each holder of FedEx restricted stock also received one share of FedEx Freight restricted stock for every two shares of FedEx restricted stock held immediately prior to the Spin-Off (and cash in lieu of any fractional shares).
Stock Options
FedEx stock options held by FedEx Freight employees immediately prior the Spin-Off were converted using the Spin-Off conversion ratio into FedEx Freight stock options with the same intrinsic value.
Performance Stock Units
FedEx PSUs held by FedEx Freight employees were converted into PSUs with the same intrinsic value relating to FedEx Freight common stock. In June 2026 the HRCC approved applying the same performance measures as were approved for the LTIP PSUs discussed under “Post-Spin-Off FedEx Freight Compensation — Post-Spin-Off Compensation Elements — TY26-CY28 LTIP” to the converted PSUs.
Amendments to Active FedEx LTI Cash Plans
In consideration of the impact of the Spin-Off and the change in FedEx Freight’s fiscal year end and consistent with the approach taken by the FedEx CHRC and Board of Directors, on June 1, 2026 the HRCC approved amendments to FedEx’s FY25-FY27 LTI Plan and FY26-FY28 LTI Plan, which were assumed by FedEx Freight in connection with the Spin-Off and which are based on a May 31 fiscal year end (each an “Active FedEx LTI Plan” and collectively the “Active FedEx LTI Plans”), to (i) measure actual performance under each Active LTI Plan through May 31, 2026 using the original performance goals of the applicable plan and (ii) assume target performance for the remaining period of each applicable plan, with payouts to be calculated under each Active FedEx LTI Plan using a weighted average of actual performance measured through May 31, 2026 and target performance for the remainder of the applicable plan period, as set forth below:

Active FedEx LTI Plan	FY25	FY26	FY27	FY28	Payout Calculation*
FY25-FY27	Actual FY25 Performance	Actual FY26 Performance	Target (100%)	—	67% actual performance; 33% target
FY26-FY28	—	Actual FY26 Performance	Target (100%)	Target (100%)	33% actual performance; 67% target
* Payouts will be made after May 31, 2027 or May 31, 2028, as applicable, and reported in the Summary Compensation table for the corresponding periods.

The following table sets forth the projected payouts for the named executive officers under the Active FedEx LTI Plans:

Name	Performance Period	Projected Payout %	Projected Payout ($)
J.A. Smith	FY25-FY27	75.5%	$1,510,000
	FY26-FY28	95.9%	$1,918,000
M.W. Witt(1)	FY25-FY27	75.5%	$136,319
	FY26-FY28	95.9%	$277,044
C.E. Klank	FY25-FY27	75.5%	$245,375
	FY26-FY28	95.9%	$311,675
C.D. McCoy	FY25-FY27	75.5%	$245,375
	FY26-FY28	95.9%	$311,675
M. Rodgers	FY25-FY27	75.5%	$163,583
	FY26-FY28	95.9%	$311,675
(1) Mr. Witt joined FedEx Freight as Chief Financial Officer on October 15, 2025. Amounts shown are prorated to reflect potential payouts under each of the FY25-FY27 and FY26-FY28 LTI plans based on his start date.
In approving the amendments, the HRCC sought to maintain alignment with stockholder interests while addressing the significant effects of the Spin-Off and FedEx Freight’s transition to a calendar-year fiscal year. The HRCC determined that measuring actual performance through the end of 2026 and assuming target performance for the remainder of the applicable performance periods represented the most appropriate and equitable approach under the circumstances. This methodology held participants accountable for actual performance achieved through 2026, avoided the need to establish new performance goals with respect to FedEx Freight or make speculative assumptions regarding future performance following the Spin-Off and fiscal-year transition, and maintains retention value in the years immediately following the Spin-Off.
The HRCC concluded that assuming target performance for the remainder of the performance periods is the most neutral approach because it neither rewards participants for future performance that had not yet been achieved nor penalized them for performance that could no longer be measured as originally designed. The HRCC believes this approach is aligned with stockholder interests and FedEx Freight’s post-spin-off executive compensation strategy, avoids unintended windfalls or outcomes not driven by management performance, and provides a fair and consistent framework for determining payouts during a period of significant corporate change.
The amendments to the Active FedEx LTI Plans are effective for all participants who are employees of FedEx Freight following the Spin-Off, including the named executive officers. Except as described herein, no changes to the performance metrics and payout opportunities under the Active FedEx LTI Plans were made.
Spin-Off and Offer Letter Bonuses
In recognition of the successful and timely completion of the Spin-Off, in June 2026 the HRCC approved (i) cash bonuses of $100,000 to each of Messrs. Klank, Witt, McCoy, and Rodgers, and (ii) RSUs that were granted on June 29, 2026 with a target value of $1,000,000 to Mr. J. Smith, $500,000 to Mr. Rodgers, and $250,000 to each of Messrs. Klank, Witt, and McCoy, and that will fully vest on May 15, 2027 (the “Spin-Off RSUs”). The Spin-Off RSUs will not accrue dividend equivalent rights.
Pursuant to the terms of his offer letter, which is discussed in more detail above under “— Offer Letter with Mr. Witt,” the HRCC also approved (i) a $585,000 cash bonus to Mr. Witt that was payable in connection with the Spin-Off and (ii) an award of RSUs to Mr. Witt with a target value of $3,000,000 vesting ratably over three years upon the filing of this Annual Report.
Retirement Plans
In connection with the Spin-Off, FedEx Freight (i) established its own tax-qualified pension plan and non-qualified parity pension plan and is assuming the assets and liabilities from FedEx’s corresponding pension plans associated with active U.S. FedEx Freight employees, and will provide the corresponding benefits directly following the Spin-Off, and (ii) established its own 401(k) savings plans and is assuming the associated account balances attributable to active U.S. FedEx Freight employees.
Post-Spin-Off FedEx Freight Compensation
FedEx Freight’s Compensation Philosophy and Program Governance
Following the Spin-Off, the key pillars of FedEx Freight’s compensation philosophy are as follows:
•Market Competitive. FedEx Freight’s compensation programs and award levels are designed to be competitive with the relevant market comparators and our industry peers and aligned with our talent strategy.
•Attract, Retain, and Motivate. FedEx Freight’s compensation philosophy is designed to attract, retain, and motivate skilled and experienced employees and leaders who are essential to the organization’s success.

•Pay-for-Performance Culture. FedEx Freight’s compensation framework is designed to differentiate pay based on individual and company performance, promoting a culture of accountability and achievement.
•Transparency and Fairness. FedEx Freight will promote clarity and understanding with its compensation programs to reinforce fairness, accountability, and trust.
•Cost-Effective and Long-Term Balance. FedEx Freight will manage its compensation structure and programs to be financially responsible and strategically balanced, which will support long-term success.
Tenure, position, and level of responsibility are important factors in the compensation of any FedEx Freight employee. There are internal salary ranges for each level, and target annual cash bonus percentages and equity-based awards will be closely tied to management level and responsibilities.
Peer Group Analysis
For purposes of benchmarking the components of FedEx Freight’s executive compensation program in connection with the Spin-Off, we utilized external survey data from the following 16 companies in the cargo ground transportation, air freight and logistics, rail transportation, and trucking industries.

•ArcBest Corp.	•Norfolk Southern Corp.
•C.H. Robinson Worldwide, Inc.	•Old Dominion Freight Line, Inc.
•CSX Corp.	•RXO, Inc.
•Expeditors International of Washington, Inc.	•Ryder System, Inc.
•GXO Logistics, Inc.	•Saia, Inc.
•J.B. Hunt Transport Services, Inc.	•Schneider National, Inc.
•Knight-Swift Transportation Holdings, Inc.	•TFI International, Inc.
•Landstar System, Inc.	•XPO, Inc.
Stock Ownership Goals for Executive Officers
In order to encourage significant stock ownership by FedEx Freight’s executive officers and to further align their interests with the interests of FedEx Freight stockholders, our Board has established stock ownership goals, which are included in our Corporate Governance Guidelines. Each executive officer is expected to own FedEx Freight shares valued at the following multiple of his or her annual base salary within five years after being appointed to his or her position:
•6x for the President and Chief Executive Officer, and
•3x for the other executive officers.
For purposes of meeting this goal, unvested restricted stock and restricted stock units are counted, but unexercised stock options and shares of common stock underlying unvested PSUs are not.
Policy Regulating Trading by Insiders
FedEx Freight has comprehensive and detailed policies (set forth in FedEx Freight’s Securities Manual) that regulate trading by FedEx Freight insiders, including the named executive officers. The Securities Manual prohibits certain transactions and practices, including margin accounts and pledges unless the insider clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities, as well as hedging or monetization transactions designed to limit the financial risk of ownership. See Item 10. “Directors, Executive Officers and Corporate Governance — Policy Regulating Trading by Insiders” for additional information.
Clawback Policies
On June 1, 2026, our Board, upon the recommendation of the HRCC, adopted a Policy on Recoupment of Incentive Compensation, or clawback policy, which was adopted to comply with Section 10D of the Exchange Act and the NYSE listing standards adopted in 2023 as mandated by the Dodd-Frank Act. Under the policy, which applies to current and former officers of FedEx Freight as defined in Rule 16a-1(f) under the Exchange Act (such officers, “Section 16 officers”), FedEx Freight must recover erroneously awarded incentive-based compensation on a pre-tax basis (including compensation based on stock price or TSR), subject to very limited exceptions. Recovery is triggered by accounting restatements that correct errors that are material to previously issued financial statements (“Big R” restatements), as well as restatements that correct errors that are not material to previously issued financial statements but would result in a material misstatement if (a) the error was left uncorrected in the current report or (b) the error correction was recognized in the current period (“little r” restatements). The policy does not provide for enforcement discretion by the HRCC or our Board and requires recovery regardless of whether a covered person engaged in any misconduct or is at fault.
On June 1, 2026, our Board, upon the recommendation of the HRCC, also adopted a second clawback policy, which applies to FedEx Freight’s current and former Section 16 officers, and enables the recoupment of compensation in certain circumstances outside of a financial restatement. The policy authorizes the HRCC, in its sole discretion, to require the return, repayment, or forfeiture of any equity-based (whether subject to performance conditions or time-based vesting) or cash incentive compensation when it is determined that a Section 16 officer engaged in fraud or willful misconduct in the performance of his or her duties that resulted in reputational or financial harm to FedEx Freight.
Role of the HRCC and its Compensation Consultant
Following the Spin-Off, the HRCC, which is comprised solely of independent directors, is responsible for the compensation of FedEx Freight’s executive officers. The HRCC will discharge this responsibility by, among other things, regularly evaluating the elements of FedEx Freight’s compensation programs to ensure that they appropriately align executive pay with FedEx Freight’s performance, allow the Company to effectively attract and retain key talent, and reflect the feedback shared by its stockholders. The HRCC will annually approve the design of FedEx Freight’s executive compensation program, performance objectives, specific goals, and compensation levels for FedEx Freight’s executive officers.
Following the Spin-Off, the HRCC retained Pay Governance LLC (“Pay Governance”) to advise it in its compensation planning decisions. The HRCC has determined Pay Governance to be independent from FedEx Freight and that no conflicts of interest exist related to Pay Governance’s services provided to the HRCC. HRCC preapproval is required for any services to be provided to FedEx Freight by Pay Governance.
Risks Arising from Compensation Policies and Practices
FedEx Freight will conduct periodic risk assessments with respect to its compensation policies and practices to identify any compensation plans and practices that may encourage employees to take inappropriate risks.
Tax Deductibility of Compensation
Section 162(m) of the Code limits the income tax deduction taken by FedEx Freight for compensation to certain executive officers exceeding $1 million. The HRCC may nevertheless continue to approve compensation that will not be fully deductible in order to ensure competitive levels of total compensation for FedEx Freight’s executive officers.
Accounting for Stock-Based Compensation
The accounting treatment for our stock-based compensation will not be determinative of the type, timing, or amount of any particular grant made to our employees.
Post-Spin-Off Compensation Elements
Base Salary
FedEx Freight’s primary objective with respect to the base salary levels of its executive officers is to provide sufficient fixed, annual cash compensation to attract and retain skilled and experienced leaders.
On June 1, 2026, the HRCC, after considering factors such as the responsibilities of the officers following the Spin-Off and market data for similar positions at peer companies, approved the following base salaries for the named executive officers:

Name	Annual Base Salary ($)
J.A. Smith	1,000,000
M.W. Witt	585,000
C.E. Klank	550,000
C.D. McCoy	550,000
M. Rodgers	550,000
Following the Spin-Off, the base salaries of our executive officers will be reviewed and adjusted (if appropriate) at least annually to reflect, among other things, market competitiveness, business conditions, and the internal salary ranges for the officer’s level.
TY26 AIC Plan
In June 2026 the HRCC approved an annual cash incentive compensation plan (the “FedEx Freight TY26 AIC Plan”) for the transition year June 1 to December 31, 2026 (“TY26”). The performance measure for all participants in the FedEx Freight TY26 AIC Plan is adjusted consolidated operating income.
The threshold, target, and maximum objectives of the FedEx Freight TY26 AIC Plan are specified levels of adjusted operating income. Actual adjusted operating income performance below the threshold objective for executive officers will result in no payout under the FedEx Freight TY26 AIC Plan. Actual adjusted operating income performance exceeding the target objective under the FedEx Freight TY26 AIC Plan will result in an above-target payout, up to the maximum payout of 200% of the target amount. Prorated payouts will be made in the event of a participant’s retirement after attaining age 60, death, or disability during TY26.

The target payouts for the executive officers under the FedEx Freight TY26 AIC Plan as a percentage of their respective annual base salary rate (as in effect at the end of TY26) prorated for TY26 are as follows:

Name	Target Payout (as a percentage of annual base salary rate prorated for TY26)
J.A. Smith	175%
M.W. Witt	100%
C.E. Klank	100%
C.D. McCoy	100%
M. Rodgers	100%
TY26-CY28 LTIP
In June 2026 the HRCC approved a long-term equity-based incentive program (the “TY26-CY28 LTIP”) for the period June 1, 2026 to December 31, 2028 (the “Performance Period”). This program has two components, each of which were granted on June 29, 2026 pursuant to the 2026 Plan and the applicable form of award agreement. The first component consists of PSUs to be settled in FedEx Freight’s common stock that will conditionally vest on December 31, 2028 subject to FedEx Freight’s performance against an aggregate adjusted free cash flow goal for the Performance Period comprising 50% of the PSU payout opportunity and an aggregate adjusted EPS goal for the Performance Period comprising 50% of the PSU payout opportunity (the “LTIP PSUs”). The second component consists of a grant of RSUs that will vest in three installments, with 33.33% vesting on May 15, 2027, 33.33% vesting on March 31, 2028, and 33.34% vesting on February 15, 2029 (the “LTIP RSUs”). LTIP PSUs comprise 75% of the target TY26-CY28 LTIP payout for executive officers and LTIP RSUs comprise 25% of the target TY26-CY28 LTIP payout for executive officers. Neither the LTIP PSUs nor the LTIP RSUs will accrue dividend equivalent rights.
The target payouts for the named executive officers under the TY26-CY28 LTIP as a percentage of their respective annual base salary are as follows:

Name	Target Payout (as a percentage of annual base salary)
J.A. Smith	450%
M.W. Witt	200%
C.E. Klank	200%
C.D. McCoy	200%
M. Rodgers	200%
Vesting of Post-Spin-Off Equity-Based Awards
In June 2026 the HRCC approved a Policy Regarding Treatment of Equity-Based Awards Upon Retirement (the “Equity-Based Retirement Policy”). Pursuant to the Equity-Based Retirement Policy, an employee holding equity-based awards granted under the Plan on or after the Spin-Off (excluding awards converted in connection with the Spin-Off) will be eligible for retirement treatment if, at the time of the cessation of the employee’s service, (i) the sum of the employee’s age and total years of service (including employment by FedEx or any of its subsidiaries at any point prior to the Spin-Off) equals or exceeds 70, (ii) the employee has attained a minimum age of 55, and (iii) the employee has completed a minimum of 10 years of total service.
Upon a qualified retirement pursuant to the Equity-Based Retirement Policy, (i) LTIP PSUs will vest on a prorated basis based on the length of service during the applicable performance period and actual achievement of the applicable performance measures during the full performance period, with settlement following the HRCC’s determination of actual performance, and (ii) LTIP RSUs and Spin-Off RSUs will fully vest, with settlement as soon as practicable following retirement, in each case subject to the participant’s ongoing compliance with applicable restrictive covenants, clawback and recoupment policies, and other post-termination obligations. The HRCC approved an exception to the Equity-Based Retirement Policy to provide that (i) the LTIP RSUs granted to Mr. Rodgers will fully vest upon his retirement at or after age 60 provided that he remains employed by FedEx Freight through May 15, 2027 and (ii) the Spin-Off RSUs granted to Mr. Rodgers will fully vest upon his retirement at or after age 60.
Pursuant to the terms of the Form of Performance Stock Unit Agreement and Form of Restricted Stock Unit Agreement approved by the HRCC, if the participant’s service terminates due to death or disability prior to the applicable vesting or payment date, (i) LTIP PSUs will immediately vest at the target level of performance and (ii) LTIP RSUs and Spin-Off RSUs will immediately vest, with shares underlying such PSUs and RSUs issued as promptly as practicable thereafter.
Pursuant to the terms of the 2026 Plan, upon a change of control of FedEx Freight, the LTIP RSUs and the Spin-Off RSUs, if not assumed or substituted in connection with the change of control, will immediately vest and the performance conditions with respect to the LTIP PSUs, if not assumed or substituted in connection with the change of control, will be deemed achieved at the greater of target and actual performance levels as of the date of the change of control.

Except as described above, if a participant’s service terminates prior to the applicable vesting, measurement, or payment date, the participant’s unvested LTIP PSUs, LTIP RSUs, and Spin-Off RSUs will be forfeited.
Employee Stock Purchase Plan
FedEx Freight executive officers will not be eligible to participate in the FedEx Freight Employee Stock Purchase Plan adopted in connection with the Spin-Off.
Perquisites and Other Compensation
The HRCC has approved the following perquisites and other compensation for FedEx Freight executive officers:
•Personal use of company aircraft (though executive officers are required to reimburse FedEx Freight for certain costs related to such usage) and tax payments relating to certain use of corporate aircraft,
•Personal physical examinations,
•Umbrella insurance,
•Supplemental short- and long-term disability benefits,
•Group term life insurance,

•Commuting benefits, and
•Security services and equipment and digital security monitoring and protection services (with respect to Mr. J. Smith).
FedEx Freight’s executive security procedures, which prescribe the level of personal security to be provided to the President and Chief Executive Officer, are based on bona fide business-related security concerns and are an integral part of FedEx Freight’s overall risk management and security program. As part of these procedures the President and Chief Executive Officer is required to use FedEx Freight company aircraft for all travel, including personal travel.
FedEx Freight provides this other compensation to enhance the competitiveness of FedEx Freight’s executive officer compensation program and to increase the productivity, safety, and health of FedEx Freight’s executive officers. Following the Spin-Off, FedEx Freight will not pay taxes related to equity-based awards (unless shares are withheld by FedEx Freight upon vesting of an award).
Post-Employment Compensation
While none of our executive officers has an employment agreement and the management retention agreement (“MRA”) Mr. J. Smith previously had with FedEx terminated when he became President and Chief Executive Officer of FedEx Freight in connection with the Spin-Off, each executive officer is entitled to receive certain payments and benefits upon termination of employment or a change of control of FedEx Freight, including:
•Retirement benefits under the FedEx and FedEx Freight 401(k) and pension plans;
•Accelerated vesting of FedEx Freight restricted stock distributed in connection with the Spin-Off upon retirement after attaining age 60, death, or permanent disability or, with respect to a change of control of FedEx Freight, either (i) the cancellation of such restricted stock and a cash payment in an amount equal to the highest price per share received by FedEx Freight stockholders in connection with the change of control multiplied by the number of such unvested shares of restricted stock held or (ii) accelerated vesting of such restricted stock;
•Accelerated vesting of stock options converted in connection with the Spin-Off upon death or permanent disability or a change of control of FedEx Freight;
•Deemed achievement of 100% of the target levels of the performance goals underlying the legacy FedEx PSUs converted in connection with the Spin-Off upon a change of control of FedEx Freight;
•Accelerated vesting of FedEx Freight equity-based awards granted following the Spin-Off as described above under “— Vesting of Post-Spin-Off Equity-Based Awards;”
•Partial payouts under the Active FedEx LTI Plans based on the portion of the applicable three-fiscal-year period during which the officer was employed following retirement, death, or permanent disability; and
•Partial payouts under the TY26 AIC Plan based on the portion of TY26 during which the officer was employed following retirement after attaining age 60, death, or disability.
Non-GAAP Financial Measures
FedEx Freight reports its financial results in accordance with GAAP. We have supplemented these GAAP results with certain non-GAAP (“adjusted”) financial measures. We believe these non-GAAP financial measures facilitate period-to-period comparisons and provide useful information to investors by excluding items that are not reflective of our underlying operating performance. Management uses these non-GAAP measures in making financial, operating, and planning decisions and evaluating our ongoing performance. These non-GAAP financial measures are intended to supplement, and should be read together with, our GAAP results. They should not be considered a substitute for, or superior to, reported financial results prepared in accordance with GAAP. Accordingly, users of our financial statements should not place undue reliance on these non-GAAP financial measures. Because non-GAAP financial measures are not standardized, they may not be comparable to similarly titled measures presented by other companies.
As discussed above under “2026 FedEx Compensation Elements — 2026 AIC Plans,” costs associated with the Spin-Off were excluded from 2026 adjusted FedEx Freight segment operating income as reported by FedEx for purposes of the 2026 FedEx Freight AIC Plan in order to more accurately reflect FedEx Freight’s core financial performance. The table below presents a reconciliation of our 2026 adjusted segment operating income to 2026 segment operating income presented in accordance with GAAP.

Dollars in millions	Segment Operating Income
GAAP measure	$616
Spin-Off costs	492
Non-GAAP measure	$1,108

Report of the Human Resources and Compensation Committee of the Board of Directors
The HRCC has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on its review and discussions with management, the HRCC recommended to the Board of Directors, and the Board approved, that the Compensation Discussion and Analysis be included in this Annual Report. This report is provided by the following independent directors, who comprise the HRCC:
Cindy J. Miller, Chair
Steven E. Gorman
John P. Sauerland
Summary Compensation Table
This section contains certain tabular and narrative information regarding the compensation paid by FedEx to the named executive officers for the fiscal years presented below. As discussed elsewhere in this Annual Report, on June 1, 2026, we completed the Spin-Off and became an independent, publicly traded company. The information presented below references compensation earned by the named executive officers under legacy FedEx compensation programs. Additionally, the information below reflects the pre-Spin-Off unadjusted equity-based awards granted by FedEx to the named executive officers during the fiscal years presented.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
John A. Smith President and Chief Executive Officer	2026	930,265	–	2,235,925	1,199,861	3,839,858	173,953	943,238	9,323,100
	2025	899,656	–	1,030,343	1,197,882	1,174,994	214,759	763,439	5,281,073
Marshall W. Witt Executive Vice President – Chief Financial Officer	2026	390,000	250,000	403,628	145,054	123,399	22,047	525,621	1,859,749
Clement Edward Klank III Executive Vice President – Chief Human Resources and Legal Officer	2026	463,823	25,142	412,794	239,898	497,090	133,059	175,517	1,947,323
	2025	446,372	–	163,593	237,940	220,797	78,842	120,848	1,268,392
Clinton D. McCoy Executive Vice President – Chief Operating Officer	2026	371,513	–	349,222	144,907	382,359	39,457	186,747	1,474,205
	2025	338,939	–	161,051	145,025	172,367	33,870	135,878	987,130
Michael Rodgers Executive Vice President – Chief Technology Officer	2026	484,500	30,000	377,105	144,907	172,536	–	254,797	1,463,845

(1) Reflects titles these individuals hold at FedEx Freight following the Spin-Off.
(2) Amounts in this column reflect (i) a $250,000 signing bonus paid to Mr. Witt for accepting the position of Chief Financial Officer of FedEx Freight pursuant to his offer letter, (ii) the first installment ($30,000) of a $60,000 signing bonus paid to Mr. Rodgers for accepting the position of Chief Technology Officer of FedEx Freight, and (iii) a $25,142 bonus paid to Mr. Klank to compensate him for the reduction to his FY24-FY26 FedEx LTI Plan payout resulting from his transition from FedEx to his current role at FedEx Freight.
(3) The amounts reported in these columns reflect the aggregate grant date fair value of restricted stock and PSUs (each of which are included in the “Stock Awards” column) and option awards granted to the named executive officers during each fiscal year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. These amounts reflect the calculation of the value of these awards on the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the officer. For restricted stock awards, the fair value is equal to the fair market value of FedEx’s common stock (the average of the high and low prices of the stock on the NYSE) on the date of grant multiplied by the number of shares awarded. For PSUs, the grant date fair value was determined based on the target number of shares subject to the awards (100% payout level).
For accounting purposes, the Black-Scholes option pricing model was used to calculate the grant date fair value of stock options. Assumptions used in the calculation of the amounts in the “Option Awards” column are included in the audited consolidated financial statements in this Annual Report and in FedEx’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026. See the “Grants of Plan-Based Awards During 2026” table for information regarding restricted stock, PSU, and option awards granted to the named executive officers during 2026.
(4) For 2026, reflects cash payouts under FedEx’s 2026 AIC plans and FY24-FY26 LTI plan as follows (for further discussion of the 2026 AIC plans and the FY24-FY26 LTI plan, see “2026 FedEx Compensation Elements — 2026 AIC Plans” and “— FY24-FY26 FedEx LTI Plan” above):

Name	AIC Payout ($)	LTI Payout ($)	Total Non-Equity Incentive Plan Compensation ($)
J.A. Smith	1,255,858	2,584,000	3,839,858
M.W. Witt	48,750	74,649	123,399
C.E. Klank	95,872	401,218	497,090
C.D. McCoy	46,439	335,920	382,359
M. Rodgers	60,563	111,973	172,536

(5) Reflects the actuarial increase in the present value of the named executive officer’s benefits under the FedEx Pension Plan and the FedEx Parity Plan (as each such term is defined under “2026 Pension Benefits — Overview of FedEx Pension Plans”). The amounts in the table and this footnote were determined using assumptions (e.g., for interest rates and mortality rates) consistent with those used in the audited consolidated financial statements included in this Annual Report and in FedEx’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026. See “2026 Pension Benefits” below.
(6) For 2026, includes:
•The aggregate incremental cost to FedEx of providing perquisites and other personal benefits to Messrs. J. Smith, Witt, and Rodgers (neither Mr. Klank nor Mr. McCoy received perquisites and other personal benefits over $10,000);
•Group term life insurance premiums paid by FedEx;
•Company-matching contributions under FedEx’s tax-qualified, defined contribution 401(k) retirement savings plan;
•Tax payments relating to (i) restricted stock awards; (ii) with respect to Messrs. J. Smith and McCoy, certain business-related use of corporate aircraft; and (iii) with respect to Mr. Witt, certain relocation benefits; and
•With respect to Mr. McCoy, a one-time payment related to the dissolution of FedEx Freight Corporation and a corresponding retiree healthcare benefit plan. All affected individuals received a lump-sum payout in the amount of the net value of the benefits to which they were entitled under the plan as determined by an actuarial analysis.

The following table shows the amounts included for each such item:

Name	Perquisites and Other Personal Benefits ($)(a)	Life Insurance Premiums ($)	Company Contributions Under 401(k) Plan ($)	Tax Reimbursement Payments ($)(a)	Other ($)(b)	Total ($)
J.A. Smith	41,488	2,361	12,600	886,789	–	943,238
M.W. Witt	189,527	1,228	19,500	315,366	–	525,621
C.E. Klank	–	1,462	13,112	160,943	–	175,517
C.D. McCoy	–	1,172	14,721	122,754	48,100	186,747
M. Rodgers	77,762	1,402	36,985	138,648	–	254,797

(a) See the following two tables for additional details regarding the amounts included in each item.
(b) The amount for Mr. McCoy reflects a one-time payment of $48,100 related to the dissolution of FedEx Freight Corporation and a corresponding retiree healthcare benefit plan (all affected individuals received a lump-sum payout in the amount of the net value of the benefits to which they were entitled under the plan as determined by an actuarial analysis).
During 2026, unless otherwise noted below, FedEx provided the following perquisites and other personal benefits to the named executive officers:
•Security services and equipment provided to Mr. J. Smith: Pursuant to FedEx’s executive security procedures, during 2026, FedEx’s executive officers (including Mr. J. Smith) were provided security services and equipment. To the extent the services and equipment were provided by third parties (e.g., out-of-town transportation and other security-related expenses; home security system installation, maintenance, and monitoring; and digital security monitoring and protection services), we have included in the table above for Mr. J. Smith the amounts paid by FedEx for such services and equipment. To the extent the security services were provided by FedEx employees, we have included for Mr. J. Smith amounts representing: (a) the number of hours of service provided by each such employee multiplied by (b) the total hourly compensation cost of the employee (including, among other things, pension and other benefit costs).
•Tax return preparation services: During 2026 FedEx required officers to have their income tax returns prepared by a qualified third party (other than its independent registered public accounting firm) and paid all reasonable and customary costs for such services.
•Financial counseling services: FedEx reimbursed officers for certain financial counseling services during 2026, subject to various caps.
•Umbrella insurance premiums: FedEx paid umbrella insurance premiums on behalf of officers during 2026.
•Physical examinations: FedEx paid for certain officers to have comprehensive annual physical examinations during 2026.
•Supplemental disability benefits: FedEx provides officers with supplemental short-term disability (100% of base salary for 28 weeks) and supplemental long-term disability benefits. Both benefit programs are self-funded (i.e., no premiums are paid to a third-party insurer) and thus there was no incremental cost to FedEx to provide these benefits.
•Relocation and commuting benefits: During 2026 FedEx provided certain relocation and commuting benefits to each of Messrs. Witt and Rodgers following their respective hires. While we consider the commuting expenses to be business-related, they may not be “directly and integrally related” to the performance of each executive officer’s duties as required by applicable SEC rules and are considered perquisites for disclosure purposes.
The following table shows the amounts (the aggregate incremental cost to FedEx) included in the perquisites and other personal benefits column in the table above for each such item for each of Messrs. J. Smith, Witt, and Rodgers:

Name	Security Services and Equipment ($)	Tax Return Preparation Services ($)	Financial Counseling Services ($)	Umbrella Insurance Premiums ($)	Other ($)(a)	Total ($)
J.A. Smith	29,016	2,927	500	9,045	–	41,488
M.W. Witt	–	–	–	854	188,673	189,527
M. Rodgers	–	–	–	1,362	76,400	77,762

(a) For Mr. Witt this item represents certain relocation and commuting benefits and for Mr. Rodgers it represents certain commuting benefits ($74,900) and physical examinations ($1,500).

The following table shows the amounts included in the tax reimbursement payments column in the table above:

Name	Restricted Stock ($)	Business Related use of Corporate and Commercial Aircraft ($)	Relocation Benefits ($)	Total ($)
J.A. Smith	881,354	5,435	–	886,789
M.W. Witt	261,875	–	53,491	315,366
C.E. Klank	160,943	–	–	160,943
C.D. McCoy	121,230	1,524	–	122,754
M. Rodgers	138,648	–	–	138,648

Grants of Plan-Based Awards During 2026
The following table sets forth information regarding grants of legacy FedEx plan-based awards made to the named executive officers during 2026. The information below reflects the pre-Spin-Off unadjusted awards granted by FedEx to the named executive officers.

				Estimated Future Payouts Under Equity and Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock Awards ($/SH)(1)	Closing Price on Grant Date ($/SH)	Grant Date Fair Value of Stock and Option Award ($)(2)
Name	Type of Award	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)
J.A. Smith	Restricted Stock(3)	06/26/2025	06/08/2025				6,325				1,410,855
	Stock Option(4)	06/26/2025	06/08/2025					16,105	223.06	221.07	1,199,861
	PSUs(5)	09/29/2025	09/29/2025	206,250	825,000	1,237,500					825,070
	FY26 AIC(6)			–	1,116,318	1,395,398
	FY26-FY28 LTI(7)			125,000	2,000,000	4,000,000
M.W. Witt	Restricted Stock(3)	10/15/2025	10/15/2025				1,722				403,628
	Stock Option(4)	10/15/2025	10/15/2025					1,838	234.90	235.80	145,054
	FY26 AIC(6)			–	195,000	292,500
	FY26-FY28 LTI(7)			18,056	288,889	577,778
C.E. Klank	Restricted Stock(3)	06/26/2025	06/08/2025				1,155				257,634
	Stock Option(4)	06/26/2025	06/08/2025					3,220	223.06	221.07	239,898
	PSUs(5)	09/29/2025	09/29/2025	38,750	155,000	232,500					155,160
	FY26 AIC(6)			–	231,912	347,868
	FY26-FY28 LTI(7)			20,313	325,000	650,000
C.D. McCoy	Restricted Stock(3)	06/26/2025	06/08/2025				870				194,062
	Stock Option(4)	06/26/2025	06/08/2025					1,945	223.06	221.07	144,907
	PSUs(5)	09/29/2025	09/29/2025	38,750	155,000	232,500					155,160
	FY26 AIC(6)			–	185,757	278,635
	FY26-FY28 LTI(7)			20,313	325,000	650,000
M. Rodgers	Restricted Stock(3)	06/26/2025	06/08/2025				995				221,945
	Stock Option(4)	06/26/2025	06/08/2025					1,945	223.06	221.07	144,907
	PSUs(5)	09/29/2025	09/29/2025	38,750	155,000	232,500					155,160
	FY26 AIC(6)			–	242,250	363,375
	FY26-FY28 LTI(7)			20,313	325,000	650,000

(1) The exercise price of the options on the grant date was the fair market value of FedEx common stock (the average of the high and low prices of the stock on the NYSE) on the grant date. The options converted into FedEx Freight stock options with the same intrinsic value in connection with the Spin-Off. See “2026 FedEx Compensation Elements — Equity-Based Awards” and “Executive Compensation Matters Related to the Spin-Off — Adjustments to FedEx Equity Awards” for further discussion.
(2) Represents the grant date fair value of each equity-based award, computed in accordance with FASB ASC Topic 718. See note 3 to the Summary Compensation Table for information regarding the assumptions used in the calculation of these amounts.

(3) Shares of restricted FedEx stock awarded to the named executive officers during 2026 generally vest ratably over four years beginning on the first anniversary of the grant date (1,508 of the 1,722 shares granted to Mr. Witt, which were awarded pursuant to the terms of his offer letter, vest ratably over three years). Holders of FedEx restricted stock are entitled to vote such shares and receive any dividends paid on FedEx common stock. FedEx paid the taxes resulting from a restricted stock award on behalf of the recipient (these tax payments are included in the “All Other Compensation” column in the Summary Compensation Table). In connection with the Spin-Off, each holder of FedEx restricted stock received one share of FedEx Freight restricted stock for every two shares of FedEx restricted stock held immediately prior to the Spin-Off and cash in lieu of fractional shares. See “2026 FedEx Compensation Elements — Equity-Based Awards” and “Executive Compensation Matters Related to the Spin-Off — Adjustments to FedEx Equity Awards” for further discussion.
(4) FedEx stock options granted to the named executive officers during 2026 vest ratably over four years beginning on the first anniversary of the grant date. The options converted into FedEx Freight stock options with the same intrinsic value in connection with the Spin-Off. See “2026 FedEx Compensation Elements — Equity-Based Awards” and “Executive Compensation Matters Related to the Spin-Off — Adjustments to FedEx Equity Awards” for further discussion.
(5) Pursuant to the EIILP, in September 2025 Messrs. J. Smith, Klank, McCoy, and Rodgers received one-time grants of PSUs that will conditionally vest on December 31, 2028 subject to the achievement of the relevant performance metrics. See “2026 FedEx Compensation Elements — Equity-Based Awards” and “Executive Compensation Matters Related to the Spin-Off — Adjustments to FedEx Equity Awards” for further discussion.
(6) These annual performance cash compensation plans provided a cash payment opportunity at the conclusion of 2026. Payment amounts were based upon the achievement of financial- and operational-performance goals for 2026 and the achievement of individual performance objectives. See “2026 FedEx Compensation Elements — 2026 AIC Plans” for further discussion.
(7) The FedEx Board, upon the recommendation of the FedEx CHRC, established this long-term performance cash compensation plan in June 2025. The plan was established to provide a long-term cash payment opportunity to officers at the conclusion of 2028 if FedEx achieved (a) an aggregate EPS goal (50% of the total payout opportunity), (b) an average ROIC growth goal (25% of the total payout opportunity), and (c) a relative TSR performance goal (25% of the total payout opportunity). On June 1, 2026, the HRCC approved amendments to the FY26-FY28 FedEx LTI plan, which was assumed by FedEx Freight in connection with the Spin-Off and which is based on a May 31 fiscal year end, to (i) measure actual performance through May 31, 2026 using the original performance goals and (ii) assume target performance for the remaining period, with payouts to be calculated using a weighted average of actual performance measured through May 31, 2026 and target performance for the remainder of the plan period. See “Executive Compensation Matters Related to the Spin-Off — Amendments to Active FedEx LTI Cash Plans” for further discussion.

Outstanding Equity Awards at End of 2026
The following table sets forth for each named executive officer certain information about unexercised FedEx stock options and unvested shares of restricted FedEx stock and FedEx PSUs held at the end of 2026. The information below reflects the pre-Spin-Off unadjusted equity-based awards granted by FedEx to the named executive officers and the closing market price of FedEx’s common stock on May 29, 2026, the last trading day of 2026, which was $411.75. See “Executive Compensation Matters Related to the Spin-Off — Adjustments to FedEx Equity Awards” above for discussion of the treatment of FedEx equity awards held by FedEx Freight employees in connection with the Spin-Off.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(c)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested(c)
Name	Exercisable	Unexercisable(a)
J.A. Smith	2,975	–	207.3050	06/12/2027
	9,185	–	261.7800	06/11/2028
	17,030	–	161.8500	06/10/2029
	13,905	–	130.9600	06/15/2030
	9,665	–	294.6050	06/14/2031
	10,166	3,389(1)	226.9450	06/30/2032
	7,719	7,719(2)	229.5950	06/22/2033
	2,781	8,345(3)	292.1300	06/27/2034
	–	16,105(4)	223.0600	06/26/2035
					11,753(5)	4,839,298
							3,513(6)	1,446,478

M.W. Witt	–	1,838(7)	234.8950	10/15/2035
					1,722(8)	709,034

C.E. Klank	2,830	–	294.6050	06/14/2031
	2,763	922(9)	226.9450	06/30/2032
	1,577	1,578(10)	229.5950	06/22/2033
	552	1,658(11)	292.1300	06/27/2034
	–	3,220(12)	223.0600	06/26/2035
					2,171(13)	893,909
							660(14)	271,755

C.D. McCoy	–	544(15)	226.9450	06/30/2032
	–	931(16)	229.5950	06/22/2033
	–	1,011 (17)	292.1300	06/27/2034
	–	1,945 (18)	223.0600	06/26/2035
					1,644(19)	676,917
							660(20)	271,755

M. Rodgers	–	1,945(21)	223.0600	06/26/2035
					995(22)	409,691
							660(23)	271,755

(a) The following table sets forth the vesting dates of the stock options, restricted stock, and PSUs included in these columns.

		Date	Number			Date	Number
J.A. Smith	(1)	06/30/2026	3,389	M.W. Witt	(7)	10/15/2026	459
	(2)	06/22/2026	3,859			10/15/2027	460
		06/22/2027	3,860			10/15/2028	459
	(3)	06/27/2026	2,782			10/15/2029	460
		06/27/2027	2,781		(8)	10/15/2026	555
		06/27/2028	2,782			10/15/2027	557
	(4)	06/26/2026	4,026			10/15/2028	556
		06/26/2027	4,026			10/15/2029	54
		06/26/2028	4,026
		06/26/2029	4,027
	(5)	06/22/2026	990
		06/26/2026	1,581
		06/27/2026	882
		06/30/2026	802
		06/22/2027	990
		06/26/2027	1,581
		06/27/2027	882
		06/26/2028	1,581
		06/27/2028	882
		06/26/2029	1,582
	(6)	12/31/2028	3,513

C.E. Klank	(9)	06/30/2026	922	C.D. McCoy	(15)	06/30/2026	544
	(10)	06/22/2026	789		(16)	06/22/2026	465
		06/22/2027	789			06/22/2027	466
	(11)	06/27/2026	553		(17)	06/27/2026	337
		06/27/2027	552			06/27/2027	337
		06/27/2028	553			06/27/2028	337
	(12)	06/26/2026	805		(18)	06/26/2026	486
		06/26/2027	805			06/26/2027	486
		06/26/2028	805			06/26/2028	486
		06/26/2029	805			06/26/2029	487
	(13)	06/22/2026	198		(19)	06/22/2026	108
		06/26/2026	288			06/26/2026	217
		06/27/2026	140			06/27/2026	86
		06/30/2026	200			06/30/2026	109
		06/22/2027	198			03/24/2027	64
		06/26/2027	289			06/22/2027	108
		06/27/2027	140			06/26/2027	218
		06/26/2028	289			06/27/2027	86
		06/27/2028	140			03/24/2028	63
		06/26/2029	289			06/26/2028	217
	(14)	12/31/2028	660			06/27/2028	86
						03/24/2029	64
						06/26/2029	218
					(20)	12/31/2028	660

		Date	Number	Date	Number
M. Rodgers	(21)	06/26/2026	486
		06/26/2027	486
		06/26/2028	486
		06/26/2029	487
	(22)	06/26/2026	248
		06/26/2027	249
		06/26/2028	249
		06/26/2029	249
	(23)	12/31/2028	660
(b) Computed by multiplying the closing market price of FedEx’s common stock on May 29, 2026, the last trading day of 2026 (which was $411.75), by the number of shares.
(c) Amounts reflect PSUs granted in September 2025 pursuant to the EIILP that will conditionally vest on December 31, 2028 subject to the achievement of the relevant performance metric. The number of shares and corresponding payout value assume the target level of FedEx performance in accordance with SEC requirements and include accumulated dividend equivalent units (“DEUs”). DEUs accumulated through May 31, 2026, are as follows: Mr. J. Smith — 30, Mr. Klank — 5, Mr. McCoy — 5, and Mr. Rodgers — 5. See “2026 FedEx Compensation Elements — Equity-Based Awards — 2026 Performance Stock Units” and “Executive Compensation Matters Related to the Spin-Off — Performance Stock Units” for additional information.
Option Exercises and Stock Vested During 2026
The following table sets forth for each named executive officer certain information about FedEx stock options that were exercised and restricted FedEx stock that vested during 2026. The information reflects the pre-Spin-Off unadjusted equity awards granted by FedEx to the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
J.A. Smith	–	–	3,236	731,660
M.W. Witt	–	–	–	–
C.E. Klank	9,330	1,680,136	690	156,028
C.D. McCoy	4,841	541,777	457	114,601
M. Rodgers	–	–	–	–

(1) If the shares were sold immediately upon exercise, the value realized on exercise of the option is the difference between the actual sales price and the exercise price of the option. Otherwise, the value realized is the difference between the fair market value of FedEx common stock (the average of the high and low prices of the stock on the NYSE) on the date of exercise and the exercise price of the option.
(2) Represents the fair market value of the shares on the vesting date.

2026 Pension Benefits
The following table sets forth for each named executive officer the present value of accumulated benefits at the end of 2026 under FedEx’s defined benefit pension plans. Following the Spin-Off, these pension plans are maintained with respect to FedEx Freight employees on the same terms as described below (except as otherwise noted). See “Executive Compensation Matters Related to the Spin-Off — Retirement Plans” for additional information.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During 2026 ($)
J.A. Smith	FedEx Corporation Employees’ Pension Plan	26	376,497	–
	FedEx Corporation Retirement Parity Pension Plan	26	797,468	–
M.W. Witt	FedEx Corporation Employees’ Pension Plan	11	306,715	–
	FedEx Corporation Retirement Parity Pension Plan	11	–	–
C.E. Klank	FedEx Corporation Employees’ Pension Plan	28	1,138,262	–
	FedEx Corporation Retirement Parity Pension Plan	28	236,026	–
C.D. McCoy	FedEx Corporation Employees’ Pension Plan	28	187,024	–
	FedEx Corporation Retirement Parity Pension Plan	28	51,293	–
M. Rodgers	FedEx Corporation Employees’ Pension Plan	–	–	–
	FedEx Corporation Retirement Parity Pension Plan	–	–	–

(1) Effective May 31, 2023, the defined benefit pension plans sponsored by FedEx Freight were merged into the FedEx-sponsored defined benefit pension plans.
(2) These amounts were determined using assumptions (e.g., for interest rates and mortality rates) consistent with those used in the audited consolidated financial statements included herein and in FedEx’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026. The benefits are expressed as lump-sum amounts, even though the benefits using the traditional pension benefit formula under the Pension Plan (as defined below) are generally not payable as a lump-sum distribution (only $7,000 or less may be distributed as a lump sum under the traditional pension benefit formula under the Pension Plan). The benefits using the Portable Pension Account formula (discussed below) under the Pension Plan may be paid as a lump sum.
The present value of the Pension Plan traditional pension benefit is equal to the single life annuity payable at the normal retirement date (age 65 or as set forth under FedEx’s defined benefit plans if applicable), converted based on an interest rate of 5.763% and Oliver Wyman’s 2024 mortality tables based on the U.S. longevity model with MP-2021 mortality improvement scale, discounted to May 31, 2026 using an interest rate of 5.763%. The present value of the Portable Pension Account as of May 31, 2026 is equal to the officer’s account balance on May 31, 2026, projected to the normal retirement date, if applicable, based on an interest rate of 1.1725% credited quarterly during the period from June 1, 2026 through May 31, 2027 and 1% credited quarterly thereafter and discounted to May 31, 2026, using an interest rate of 5.763%.
Mr. Rodgers is not eligible to participate in the Pension Plan and Messrs. Witt and Rodgers did not have any Parity Plan benefits accrued as of May 31, 2026.
Overview of FedEx Pension Plans
The named executive officers participated in the FedEx Corporation Retirement Savings Plan (the “Retirement Savings Plan”) and/or the FedEx Corporation Retirement Savings Plan II (the Retirement Savings Plan II and, with the Retirement Savings Plan, the “401(k) Plans”) during 2026. The annual matching company contribution under the Retirement Savings Plan is a maximum of 3.5% of eligible earnings. Effective January 1, 2022, employees hired on or after January 1, 2020 (or eligible employees who chose to cease receiving compensation credits under the Pension Plan (as defined below)) instead receive enhanced matching contributions up to a maximum of 8.0% of eligible earnings under the Retirement Savings Plan II.
FedEx maintains a tax-qualified, defined benefit pension plan called the FedEx Corporation Employees’ Pension Plan (the “Pension Plan”). FedEx also maintains a supplemental, non-tax-qualified plan called the FedEx Corporation Retirement Parity Pension Plan (the

“Parity Plan”), which provides 100% of the benefits that would otherwise be denied to certain management-level participants in the Pension Plan due to the Code limits on accrued annual benefits and annual compensation that may be taken into account under a tax-qualified pension plan. For management-level participants who accrue Pension Plan benefits under a formula applicable to FedEx Freight employees, the Parity Plan also provides the additional benefits those employees would have received had they accrued Pension Plan benefits under formulas applicable to employees of certain other FedEx companies. Benefits under the Parity Plan are unfunded and are general, unsecured obligations of FedEx.
Effective May 31, 2003, FedEx amended the Pension Plan and the Parity Plan to add a cash balance feature called the Portable Pension Account. Eligible employees hired after May 31, 2003 accrue benefits exclusively under the Portable Pension Account and benefits previously accrued using the traditional pension benefit formula were capped as of May 31, 2008, and are payable beginning at retirement. Parity Plan participants, including the participating named executive officers, receive additional Portable Pension Account compensation credits equal to 3.5% of any eligible earnings above the maximum compensation limit for tax-qualified plans (or 8% after January 1, 2022 for eligible employees who elect to receive enhanced matching contributions under the Retirement Savings Plan II, as described above, or who were hired on or after January 1, 2020).
Normal retirement age for the majority of participants under the Pension Plan and the Parity Plan is age 60, except that for benefits accrued after January 31, 2016, the normal retirement age is age 62 and for benefits accrued at FedEx Freight the normal retirement age is 65. The traditional pension benefit under the Pension Plan for a participant who retires between the ages of 55 and 60 will be reduced by 3% for each year the participant receives his or her benefit prior to age 60.
Traditional Pension Benefit
Under the traditional pension benefit formula, the FedEx Pension Plan provides an accrued benefit equal to 2% of the average of the five calendar years of highest earnings during employment multiplied by years of credited service for benefit accrual up to 25 years. Eligible compensation for the traditional pension benefit under the Pension Plan generally include salary and annual incentive compensation.
Each named executive officer’s capped accrued traditional pension benefit was calculated using his years of credited service as of either May 31, 2003 or May 31, 2008, depending on whether he chose to accrue future benefits under the cash balance formula or the traditional pension benefit formula in 2003, and his eligible earnings history as of May 31, 2008.
Portable Pension Account
The benefit under the FedEx Portable Pension Account is expressed as a notional cash balance account. For each plan year in which a participant is credited with a year of service, compensation credits, equal to a stated percentage of annual compensation, are added based on the FedEx company by which the participant is employed and the participant’s age and years of service as of the end of the prior plan year and the participant’s eligible compensation for the prior calendar year, in accordance with the following table:

Age + Service on May 31	FedEx/Federal Express Compensation Credit	FedEx Freight Compensation Credit
Less than 55	5%	3%
55 – 64	6%	4%
65 – 74	7%	5%
75 or over	8%	6%
On May 31, 2026, the sum of age plus years of service for the named executive officers was as follows: Mr. J. Smith — 88; Mr. Klank — 84; and Mr. McCoy — 79. On May 31, 2026, Mr. J. Smith was employed by Federal Express and accrued benefits under the corresponding compensation credit accrual rate, and Messrs. Klank and McCoy were employed by FedEx Freight and accrued benefits under the accrual rate for FedEx Freight participants. The difference between the Portable Pension Account benefits which Messrs. Klank and McCoy accrued and the benefits each officer would have accrued under the compensation crediting rate for Federal Express and FedEx is addressed by the Parity Plan. Eligible compensation under the Portable Pension Account and Parity Plan features include salary, annual incentive compensation, and promotional and certain other bonuses (but does not include long-term incentive compensation).

Participants in the Pension Plan and the Parity Plan who were age 40 or older on June 1, 2008, and who have an accrued benefit under the traditional pension benefit formula receive an additional annual compensation credit for each plan year in which the participant is credited with a year of service. Transition compensation credits are added based on the participant’s age and years of service as of the end of the prior plan year and the participant’s eligible compensation for the prior calendar year in accordance with the following table:

Age + Service on May 31	Transition Compensation Credit*
Less than 55	2%
55 – 64	3%
65 – 74	4%
75 or over	5%

* For years of credited service over 25, transition compensation credits are 2% per year.
An eligible participant will receive transition compensation credits for five years (through May 31, 2013) or until he or she has 25 years of credited service, whichever is longer. For participants with 25 or more years of service, transition compensation credits are 2% per year and ceased as of May 31, 2013. An eligible participant’s first transition compensation credit was added to his or her Portable Pension Account as of May 31, 2009.
Interest credits were added to a participant’s Portable Pension Account benefit as of August 31, November 30, February 28, and May 31 after a participant accrues his or her first compensation credit, except that the May 31 interest credit was added prior to the May 31 compensation credit or transition compensation credit (or additional compensation credit under the Parity Plan). Interest credits were based on the Portable Pension Account notional balance and a quarterly interest-crediting factor, which was equal to the greater of (a) 1/4 of the one-year Treasury constant maturities rate for April of the preceding plan year plus 0.25% and (b) 1% (1/4 of 4%). Interest credits will continue to be added until the last day of the month before plan benefits are distributed. The quarterly interest-crediting factor was 1.2375% for the plan year ended May 31, 2026, 1.5350% for the plan year ended May 31, 2025, and 1.4200% for the plan year ended May 31, 2024.
Distribution
Upon a participant’s retirement, the vested traditional pension benefit under the Pension Plan is payable as a monthly annuity. Upon a participant’s retirement or other termination of employment, an amount equal to the vested Portable Pension Account notional balance under the Pension Plan is payable to the participant in the form of a lump-sum payment or an annuity.
All Parity Plan benefits are paid as a single lump-sum distribution as follows:
•For the portion of the benefit accrued under the Portable Pension Account formula, the lump-sum benefit will be paid six months following the date of the participant’s termination of employment; and
•For the portion of the benefit accrued under the traditional pension benefit formula, the lump-sum benefit will be paid the later of the date the participant turns age 55 or six months following the date of the participant’s termination of employment.
Potential Payments Upon Termination or Change of Control
This section provides information regarding payments and benefits to the named executive officers that would have been triggered by termination of the officer’s employment (including resignation or voluntary termination; severance or involuntary termination; and retirement) or a change of control of FedEx on May 31, 2026 under the applicable legacy FedEx compensation and benefit plans in place prior to the Spin-Off.
Benefits Triggered by Voluntary or Involuntary Separation
During 2026 each of the named executive officers was an at-will employee and, as such, did not have an employment contract. In addition, if the officer’s employment terminated for any reason other than death or permanent disability, any unvested FedEx stock options would have automatically terminated and any unvested PSUs would have been forfeited and cancelled. If the officer’s employment terminated for any reason other than retirement, death, or permanent disability, any unvested shares of restricted stock would have been automatically forfeited. Accordingly, no payments or benefits would have been triggered by any termination event (including resignation and severance) other than retirement, death, or permanent disability, or in connection with a change of control of FedEx.
Under FedEx’s policy on limitation of severance benefits, FedEx will not pay or enter into any new agreement with a FedEx executive officer (such as Mr. J. Smith) that provides for severance benefits in connection with the executive officer’s voluntary or involuntary termination (unless due to death or permanent disability or in connection with a change of control) in an amount that exceeds 2.99 times the sum of the executive officer’s base salary and target AIC payout for the year of termination (with the value of any unvested equity awards that accelerate on the applicable termination of employment event calculated according to Section 280G of the Code (“Section 280G”)) unless approved or ratified by stockholders. FedEx’s 2019 Omnibus Stock Incentive Plan (the “2019 Plan”) also provides that if the value of any unvested equity awards that accelerate in connection with a change of control of FedEx triggers an excise tax under Section 4999 of the Code (“Section 4999”), then the amount of the individual’s awards eligible to accelerate will be reduced, to the extent possible, to one dollar ($1) less than three times the individual’s Section 280G “base amount.”
Benefits Triggered by Retirement, Death, or Permanent Disability
Retirement
If a named executive officer retired during 2026:
•If retirement occurred at or after age 60, all restrictions applicable to the FedEx restricted stock held by the employee would have lapsed on the date of retirement (unless otherwise provided in the applicable award agreement);
•If retirement occurred at or after age 55, but before age 60 (unless otherwise provided in the applicable award agreement), the restrictions applicable to restricted stock held by the employee would have continued until the earlier of the specified expiration of the restriction period, the employee’s permanent disability, or the employee’s death; and
•All of the employee’s unvested stock options would have terminated and all of the employee’s unvested PSUs would have been forfeited and canceled.
For information regarding retirement benefits under FedEx’s pension plans, see “2026 Pension Benefits” above.
Death or Permanent Disability
If a named executive officer died or became permanently disabled during 2026:
•all restrictions applicable to the restricted stock held by the officer would have immediately lapsed;
•all of the officer’s unvested stock options would have immediately vested; and
•any unvested PSUs would have been forfeited and canceled.
In addition, during 2026 each named executive officer was provided with:
•$1,500,000 of group term life insurance coverage;
•$500,000 of business travel accident insurance coverage for death or certain injuries suffered as a result of an accident while traveling on company business; and
•A supplemental long-term disability program, with a monthly benefit equal to 60% of the officer’s basic monthly earnings (provided the officer continues to meet the definition of disability, these benefits generally would continue until age 65).
Benefits Triggered by Change of Control or Termination after Change of Control
FedEx Stock Incentive Plans
FedEx’s 2010 Omnibus Stock Incentive Plan, as amended, and 2019 Plan (together, the “Stock Incentive Plans”) provide that, in the event of a “change of control” (as defined in the Stock Incentive Plans), each holder of an unexpired option to purchase FedEx stock has the right to exercise such option without regard to the date such option would first be exercisable. The Stock Incentive Plans also provide that, in the event of a “change of control,” depending on the change of control event, either (i) the restricted stock will be canceled and FedEx will make a cash payment to each holder in an amount equal to the product of the highest price per share received by the holders of FedEx’s common stock in connection with the change of control multiplied by the number of shares of restricted stock held or (ii) the restrictions applicable to any such shares will immediately lapse.
Under the Stock Incentive Plans, the FedEx CHRC may exercise its discretion to provide for a treatment different than described above with respect to any particular award, as set forth in the related award agreement. Such discretion was not exercised with respect to any of the named executive officers.
FedEx’s 2019 Plan provides that, if the value of any award holder’s unvested awards that accelerate in connection with a change of control would give rise to adverse tax consequences under Section 4999, then the amount of the holder’s awards eligible to accelerate will automatically be reduced, to the extent possible, to one dollar ($1) less than three times the participant’s “base amount” (as defined in Section 280G).
Management Retention Agreement with Mr. J. Smith
During 2026 FedEx had an MRA in place with Mr. J. Smith. Mr. J. Smith’s MRA terminated when he was appointed President and Chief Executive Officer of FedEx Freight in connection with the Spin-Off. The purpose of the MRA was to secure Mr. J. Smith’s continued services in the event of any threat or occurrence of a change of control (as defined in the MRA). Upon a change of control, the MRA immediately established a two-year employment agreement with Mr. J. Smith. During the employment period, Mr. J. Smith’s position (including status, office, title, and reporting relationships), authority, duties, and responsibilities could not be materially diminished. For information regarding the benefits Mr. J. Smith would have been entitled to receive under the MRA following a “qualifying termination” during 2026, see “— Quantification of Potential Payments Upon Termination or Change of Control” below.
Mr. J. Smith’s benefits under the MRA would have been reduced to the largest amount that would result in none of the MRA payments being subject to any excise tax. If the IRS otherwise determined that any MRA benefits were subject to excise taxes, Mr. J. Smith would have been required to repay FedEx the minimum amount necessary so that no excise taxes were payable.
Quantification of Potential Payments Upon Termination or Change of Control
The following table and footnotes describe the potential payments to the named executive officers upon termination of employment or a change of control of FedEx as of May 31, 2026.
This table does not include:
•compensation or benefits previously earned by the named executive officers or equity awards that were fully vested;
•the value of pension benefits that are disclosed under “2026 Pension Benefits”; and
•the value of any benefits that would have been provided on the same basis to substantially all other employees.

Name	Voluntary Separation (Non-CIC)(1) ($)	Involuntary Separation (Non-CIC)(1) ($)	Retirement(2) ($)	Death ($)	Permanent Disability ($)	Change of Control (No Termination) ($)	Change of Control and Qualifying Termination ($)
J.A. Smith
Base Salary(3)	–	–	–	–	–	–	1,878,770
AIC(3)	–	–	–	–	–	–	2,232,636
Active LTI Plans	–	–	–	–	–	–	–
Restricted Stock(4)	–	–	4,839,298	4,839,298	4,839,298	4,839,298	4,839,298
Stock Options(4)	–	–	–	6,069,440	6,069,440	6,069,440	6,069,440
PSUs(5)	–	–	–	–	–	–	–
Health Benefits(3)	–	–	–	–	–	–	78,070
280G Reduction Amount(6)	–	–	–	–	–	–	–
TOTAL	–	–	4,839,298	10,908,738	10,908,738	10,908,738	15,098,214

M.W. Witt
Base Salary	–	–	–	–	–	–	–
AIC	–	–	–	–	–	–	–
Active LTI Plans	–	–	–	–	–	–	–
Restricted Stock(4)	–	–	709,034	709,034	709,034	709,034	709,034
Stock Options(4)	–	–	–	325,059	325,059	325,059	325,059
Health Benefits	–	–	–	–	–	–	–
280G Reduction Amount(6)	–	–	–	–	–	–	–
TOTAL	–	–	709,034	1,034,093	1,034,093	1,034,093	1,034,093

C.E. Klank
Base Salary	–	–	–	–	–	–	–
AIC	–	–	–	–	–	–	–
Active LTI Plans	–	–	–	–	–	–	–
Restricted Stock(4)	–	–	893,909	893,909	893,909	893,909	893,909
Stock Options(4)	–	–	–	1,263,743	1,263,743	1,263,743	1,263,743
PSUs(5)	–	–	–	–	–	–	–
Health Benefits	–	–	–	–	–	–	–
280G Reduction Amount(6)	–	–	–	–	–	–	–
TOTAL	–	–	893,909	2,157,652	2,157,652	2,157,652	2,157,652

Name	Voluntary Separation (Non-CIC)(1) ($)	Involuntary Separation (Non-CIC)(1) ($)	Retirement(2) ($)	Death ($)	Permanent Disability ($)	Change of Control (No Termination) ($)	Change of Control and Qualifying Termination ($)
C.D. McCoy
Base Salary	–	–	–	–	–	–	–
AIC	–	–	–	–	–	–	–
Active LTI Plans	–	–	–	–	–	–	–
Restricted Stock(4)	–	–	676,917	676,917	676,917	676,917	676,917
Stock Options(4)	–	–	–	758,058	758,058	758,058	758,058
PSUs(5)	–	–	–	–	–	–	–
Health Benefits	–	–	–	–	–	–	–
280G Reduction Amount(6)	–	–	–	–	–	–	–
TOTAL	–	–	676,917	1,434,975	1,434,975	1,434,975	1,434,975

M. Rodgers
Base Salary	–	–	–	–	–	–	–
AIC	–	–	–	–	–	–	–
Active LTI Plans	–	–	–	–	–	–	–
Restricted Stock(4)	–	–	409,691	409,691	409,691	409,691	409,691
Stock Options(4)	–	–	–	367,002	367,002	367,002	367,002
PSUs(5)	–	–	–	–	–	–	–
Health Benefits	–	–	–	–	–	–	–
280G Reduction Amount(6)	–	–	–	–	–	–	–
TOTAL	–	–	409,691	776,693	776,693	776,693	776,693

(1) Reflects entitlements if there was a separation prior to reaching age 55.
(2) Reflects entitlements if there was a separation after reaching age 55, whether voluntary or involuntary.
(3) In the event of a “qualifying termination,” the MRA with Mr. J. Smith provided for (a) a lump-sum cash payment equal to two times his base salary plus two times his target AIC opportunity and (b) certain medical, dental, and vision benefits. A “qualifying termination” under the MRA was a termination of Mr. J. Smith’s employment by FedEx other than for cause, disability, or death or by Mr. J. Smith for “good reason” (principally relating to a material diminution in his authority, duties, or responsibilities or a material failure by FedEx to compensate Mr. J. Smith as provided in the MRA).
(4) Represents the intrinsic value of the acceleration of vesting of any restricted stock or stock options that would have vested upon the event. For restricted stock, intrinsic value is computed by multiplying the closing market price per share of FedEx’s common stock on May 29, 2026, the last trading day of 2026 (which was $411.75), by the number of unvested shares of restricted stock held by the officer as of May 31, 2026. For stock options, intrinsic value represents the difference between the closing market price of FedEx’s common stock on May 29, 2026 ($411.75) and the exercise price of each unvested option (if the exercise price was less than such market price) held by the officer as of May 31, 2026. The value of the acceleration of any equity awards under the Policy on Limitation of Severance Benefits in connection with a retirement with respect to Mr. J. Smith, or in connection with an actual change of control of FedEx, would be determined using the applicable methodology set forth in Section 280G, which amounts would be less than the intrinsic values shown in the table above.
(5) If the named executive officer’s service terminated during 2026 for any reason the PSUs would have been immediately forfeited and cancelled.
(6) Represents the amount of payments that would have been forfeited to avoid being subject to any excise tax or excess payment under the 2019 Plan or, with respect to Mr. J. Smith, the Policy on Limitation of Severance Benefits or his MRA, as applicable. Based upon a hypothetical analysis as of May 31, 2026, no named executive officer would have been required to forfeit any cash payments or reduce the number of shares of stock or amount received upon acceleration of vesting of restricted stock or stock options held as of May 31, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The table below presents information as of May 31, 2026, regarding compensation plans under which shares of FedEx Freight common stock may be issued:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	–	–	–
Equity compensation plans not approved by stockholders	–	–	–
Total	–	–	–
(1) In connection with the Spin-Off, we adopted the 2026 Plan and the FedEx Freight Holding Company, Inc. 2026 Employee Stock Purchase Plan, which plans became effective as of the Spin-Off. As of May 31, 2026, no equity awards had yet been granted under either of these plans.
Stock Ownership
The following table provides information regarding the beneficial ownership of our common stock as of July 27, 2026, by:
•each of our directors;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
Except as otherwise noted in the footnotes below, ownership is direct and the person shown has sole voting and investment power.

	Shares(1)	Option Shares(2)	Percentage of Class(3)
Directors and Named Executive Officers:
R. Brad Martin	45,439(4)	–	*
John A. Smith	16,517(5)	219,635	*
Jeffrey A. Davis	–	–	*
Donald E. Frieson	–	–	*
Stephen E. Gorman	2,650	–	*
Robert A. King	8,189	–	*
Cindy J. Miller	–	–	*
Amy J. Salcido	367	–	*
John P. Sauerland	734	–	*
Samantha M. Smith	123,863(6)	–	*
Clement Edward Klank III	5,028	27,091	*
Clinton D. McCoy	1,770	4,599	*
Michael Rodgers	497(7)	1,220	*
Marshall W. Witt	986	–	*
All of our directors and executive officers as a group (15 persons)	206,620	256,672	*
*Less than 1% of FedEx Freight’s outstanding common stock.
(1)Excludes restricted stock units and performance stock units held by our directors and executive officers that do not vest within 60 days of July 27, 2026.

(2)Reflects the number of shares that can be acquired at July 27, 2026, or within 60 days thereafter through the exercise of stock options. These shares are excluded from the column headed “Shares,” but included in the ownership percentages reported in the column headed “Percent of Class.”
(3)Based on 149,517,966 shares outstanding on July 27, 2026.
(4)Includes 3,625 shares owned by R. Brad Martin Family Foundation, 12,066 shares held through grantor retained annuity trusts, 1,125 shares in children’s trusts, and 1,050 shares owned by Mr. Martin’s spouse.
(5)Includes 1,681 shares owned by The Smith Living Trust.
(6)Includes 39,705 shares owned by family trusts. In previous filings, 162,481 shares held by Frederick W. Smith Enterprise Company, Inc. (“Enterprise”) were attributed to Ms. S. Smith, but she is no longer deemed to be the beneficial owner of these shares in light of Enterprise’s governing structure.
(7)Includes 248 shares owned by family trust.
Based on a review of filings with the SEC, FedEx Freight has determined that the following persons beneficially own more than 5% of the outstanding shares of FedEx Freight common stock.

	Shares	Percentage of Class(1)
Significant Stockholders:
FedEx Corporation 942 South Shady Grove Road Memphis, TN 38120	29,751,545(2)	19.9%
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	8,346,293(3)	5.6%
Vanguard Capital Management 100 Vanguard Blvd. Malvern, PA 19355	8,194,621(4)	5.5%
(1) Based on 149,517,966 shares outstanding on July 27, 2026 and assuming that each of the significant stockholders continued to own the number of shares reflected in the table above as of such date.
(2) Based solely upon a Form 4 filed with the SEC on June 1, 2026 in which FedEx reported that it beneficially owned 29,751,545 shares as of June 1, 2026. See Item 13. “Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions — Agreements with FedEx in Connection with the Spin-Off — Stockholder and Registration Rights Agreement” for information regarding FedEx’s agreement to vote any shares of our common stock that it retains after the Spin-Off in proportion to the votes cast by our other stockholders prior to the sale of such shares by FedEx.
(3) Based solely upon a Schedule 13G filed with the SEC on July 28, 2026, and reporting beneficial ownership as of June 30, 2026. BlackRock, Inc. is the parent holding company of certain institutional investment managers, which collectively had sole voting power over 7,754,822 shares, shared voting power over no shares, and sole dispositive power over all 8,346,293 shares. The 13G indicates all shares reported were acquired and are held in the ordinary course of business and not with the purpose or effect of changing or influencing the control of FedEx Freight.
(4) Based solely upon a Schedule 13G filed with the SEC on July 31, 2026, and reporting beneficial ownership as of June 30, 2026. Vanguard Capital Management, a registered investment advisor, had sole voting power over 1,134,799 shares, shared voting power over no shares, and sole dispositive power over all 8,194,621 shares. The 13G indicates all shares reported were acquired and are held in the ordinary course of business and not with the purpose or effect of changing or influencing the control of FedEx Freight.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PARTY TRANSACTIONS
Policy on Review and Preapproval of Related Person Transactions
The Board adopted a Policy on Review and Preapproval of Related Person Transactions (the “RPT Approval Policy”), which is included in the Corporate Governance Guidelines. The RPT Approval Policy requires that all proposed related person transactions (as defined in the RPT Approval Policy) and all proposed material changes to existing related person transactions be reviewed and preapproved by the Governance Committee. To the extent the related person (as defined in the RPT Approval Policy) is a director or an immediate family member of a director, the transaction or change must also be reviewed and preapproved by the full Board. The RPT Approval Policy provides that a related person transaction or a material change to an existing related person transaction may not be preapproved if it would:
•interfere with the objectivity and independence of any related person’s judgment or conduct in carrying out his or her duties and responsibilities to FedEx Freight;

•not be fair as to FedEx Freight; or
•otherwise be opposed to the best interests of FedEx Freight and its stockholders.
The RPT Approval Policy requires the Governance Committee to annually (i) review each existing related person transaction that has a remaining term of at least one year or remaining payments of at least $120,000, and (ii) determine, based upon all material facts and circumstances and taking into consideration our contractual obligations, whether it is in the best interests of FedEx Freight and its stockholders to continue, modify, or terminate the transaction or relationship.
In accordance with the RPT Approval Policy, the Governance Committee has reviewed and approved the following existing related person transactions and determined that they remain in the best interests of FedEx Freight and its stockholders.
Agreements with FedEx in Connection with the Spin-Off
In order to govern the ongoing relationships between us and FedEx after the Spin-Off and to facilitate an orderly transition, we and FedEx entered into agreements providing for various services and rights following the Spin-Off, and under which we and FedEx agree to indemnify each other against certain liabilities arising from our respective businesses. The following summarizes the terms of the material agreements we entered into with FedEx in connection with the Spin-Off.
Separation and Distribution Agreement
In connection with the Spin-Off, we and FedEx entered into the Separation and Distribution Agreement. The Separation and Distribution Agreement sets forth our agreements with FedEx regarding the principal actions taken in connection with the Spin-Off, including those related to certain reorganization transactions and the distribution of 80.1% of the issued and outstanding shares of our common stock to FedEx’s stockholders. It also sets forth other agreements that govern certain aspects of our relationship with FedEx following the Spin-Off. This summary of the Separation and Distribution Agreement is subject to and qualified in its entirety by reference to the full text of the Separation and Distribution Agreement, which is included as an exhibit to this Annual Report.
Transfer of Assets and Assumption of Liabilities
The Separation and Distribution Agreement allocates the assets and liabilities to each of us and FedEx as part of the Spin-Off. However, (i) the Employee Matters Agreement allocates certain employee-related liabilities (including pension liabilities) and assets (see “— Employee Matters Agreement” below for a summary of such allocation) and (ii) the Tax Matters Agreement allocates certain tax liabilities and assets (see “— Tax Matters Agreement” below for a summary of such allocation). In particular, the Separation and Distribution Agreement provides that, among other things, subject to the terms and conditions included in the Separation and Distribution Agreement, we generally are contractually allocated with:
Assets
•assets of the FedEx Freight business;
•the equity interests of subsidiaries that are our subsidiaries after the Spin-Off, in addition to any other specified joint venture or other minority equity interests owned by us after the Spin-Off;
•contracts of the FedEx Freight business or its assets or liabilities that are not related (other than in a de minimis respect) to the remaining business of FedEx or its assets or liabilities, along with certain other contracts;
•certain specified patents and other intellectual property (excluding patents) primarily related to the FedEx Freight business, excluding (i) the “FedEx” and “FedEx Freight” trademarks, the FedEx logo and font, and the FedEx purple and orange trade dress or variations thereof and (ii) certain other specified intellectual property (subject, in each case, to certain licenses described in more detail below under “— Agreements Governing Intellectual Property”), and certain specified intellectual property;
•accruals, counterclaims, insurance claims, rights to coverage under applicable insurance policies, warranties, contractual indemnities, control rights and other similar rights, in each case to the extent related to any liability that has been contractually allocated to us, except in respect of occurrences prior to the Spin-Off that are already covered by FedEx policies;
•certain information technology assets and other information technology assets of the FedEx Freight business (subject to certain limited exceptions); and
•financial assets of the FedEx Freight business and/or that are owned by us or one of our subsidiaries.
Liabilities
•liabilities of the FedEx Freight business, other than certain liabilities arising prior to the Spin-Off that were or would reasonably be expected to be submitted for coverage (or would have been submitted for coverage but for any applicable deductible or retention), in each case, in part or in whole, under certain occurrence-based and other insurance policies that currently cover FedEx Freight and were retained by FedEx in connection with the Spin-Off;

•liabilities (including under applicable federal and state securities laws) relating to (i) any disclosure document filed or furnished with the SEC in connection with the Spin-Off, except for statements expressly relating to the remaining business of FedEx, (ii) any financing disclosure documents in connection with any offer by us for sale or registration of the transfer or distribution of any securities or indebtedness, except for statements expressly relating to the remaining business of FedEx, and (iii) any of our financing arrangements;
•liabilities to the extent related to previously discontinued or divested businesses and operations that were, at the time of discontinuation or divestment, managed or associated with the FedEx Freight business;
•liabilities for borrowed money, interest rate swaps, and similar arrangements that were incurred or guaranteed by us will be retained by or contractually allocated to us; and
•liabilities relating to indemnification obligations to any of our or our subsidiaries’ current or former directors or officers and ownership of any specified joint venture or other minority equity interests owned by us after the Spin-Off.
All other assets and liabilities of FedEx are contractually retained by FedEx.
Except as expressly set forth in the Separation and Distribution Agreement or any ancillary agreement, all assets are transferred on an “as is,” “where is” basis and the respective transferees bear the economic and legal risks that (i) any conveyance is insufficient to vest in the transferee good title, free and clear of any security interest, and (ii) any necessary consents or governmental approvals are not obtained or that any requirements of laws or judgments are not complied with. In general, neither us nor FedEx make any representations or warranties regarding any assets or liabilities transferred or contractually allocated pursuant to the Separation and Distribution Agreement, any consents or governmental approvals that may be required in connection with such transfers or contractual allocations, or any other matters.
Information in this Annual Report with respect to the assets and liabilities of the parties following the Spin-Off is presented based on the contractual allocation of such assets and liabilities pursuant to the Separation and Distribution Agreement, unless the context otherwise requires. Certain of the liabilities and obligations contractually allocated to one party or for which one party has an indemnification obligation under the Separation and Distribution Agreement and the other agreements relating to the Spin-Off are the legal or contractual liabilities or obligations of another party. Each such party that continues to be subject to such legal or contractual liability or obligation relies on the applicable party that was contractually allocated the liability or obligation or the applicable party that undertook an indemnification obligation with respect to the liability or obligation, as applicable, under the Separation and Distribution Agreement, to satisfy the performance and payment obligations or indemnification obligations with respect to such legal or contractual liability or obligation.
Further Assurances. To the extent any transfers of assets and contractual allocations of liabilities contemplated by the Separation and Distribution Agreement were not consummated on or prior to the Spin-Off, the parties will cooperate with each other to effect such transfers or assumptions while holding such assets or liabilities for the benefit of the appropriate party so that all the benefits and burdens relating to such asset or liability inure to the party contractually allocated such asset or liability. Each party will use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the Separation and Distribution Agreement.
Shared Contracts. Shared contracts were generally assigned in part if so assignable, or amended, bifurcated, or replicated to facilitate the Spin-Off so that the appropriate party was contractually allocated the rights, benefits, and the related portion of any liabilities inuring to its business, and each party will use commercially reasonable efforts to obtain the consents required to partially assign, amend, bifurcate, or replicate any shared contract.
Intercompany Accounts. Subject to certain specified exceptions, the Separation and Distribution Agreement settled certain accounts that were formerly intercompany accounts within FedEx.
Release of Claims and Indemnification. Except as otherwise provided in the Separation and Distribution Agreement, each party fully released and forever discharged the other party and its respective subsidiaries and affiliates from all liabilities existing or arising from any acts or events occurring or failing to occur or alleged to have occurred or to have failed to occur or any conditions existing or alleged to have existed on or before the Spin-Off. The releases do not extend to obligations or liabilities under any agreements between the parties that remain in effect following the Spin-Off pursuant to the Separation and Distribution Agreement or any ancillary agreement. These releases are subject to certain exceptions set forth in the Separation and Distribution Agreement.
The Separation and Distribution Agreement provides for cross-indemnities that, except as otherwise provided, are principally designed to place financial responsibility for the obligations and liabilities contractually allocated to us under the Separation and Distribution Agreement with us and financial responsibility for the obligations and liabilities contractually allocated to FedEx under the Separation and Distribution Agreement with FedEx. Specifically, each party will indemnify, defend, and hold harmless the other party and its respective affiliates and subsidiaries and each of their respective officers, directors, employees, and agents (and the heirs, executors, successors, and assigns of any of the foregoing) for any losses to the extent relating to, arising out of, or resulting from:
•the liabilities each party was contractually allocated pursuant to the Separation and Distribution Agreement (or any third-party claim that would, if resolved in favor of the claimant, constitute such a liability); and
•any breach by such party of any provision of the Separation and Distribution Agreement.

Each party’s indemnification obligations with respect to such liabilities pursuant to the Separation and Distribution Agreement or such breach are uncapped; provided that the amount of each party’s indemnification obligations are subject to reduction by any insurance proceeds or other third-party proceeds received by the party being indemnified that reduce the amount of the loss. The Separation and Distribution Agreement also specifies procedures with respect to claims subject to indemnification and related matters. Indemnification with respect to taxes is governed by the Tax Matters Agreement.
Legal Actions. Except as otherwise set forth in the Separation and Distribution Agreement or any ancillary agreement, we are contractually allocated liabilities relating to legal actions to the extent related to the FedEx Freight business or the assets or liabilities contractually allocated to us, and FedEx has been contractually allocated all other liabilities relating to legal actions. Each party to the Separation and Distribution Agreement will indemnify the other party for its respective indemnifiable losses, if any, arising out of or resulting from such legal actions allocated to such party, as well as, for those arising out of or resulting from any legal actions related to the liabilities such party has been contractually allocated or (unless contractually allocated specifically to the other party) its ongoing business. Each party to a claim will cooperate in defending any claims against both parties for events that took place prior to, on, or after the date of the Spin-Off.
Dispositions. FedEx initially retained 19.9% of the outstanding shares of our common stock following the Spin-Off. In order to preserve the tax-free status of the Spin-Off and certain related transactions for U.S. federal income tax purposes, FedEx must generally dispose of the retained shares of our common stock within 24 months of the completion of the Spin-Off.
Insurance. Following the Spin-Off, we assigned to FedEx rights we had to certain occurrence-based and other insurance policies covering occurrences or events prior to the Spin-Off (for which FedEx assumed the associated liabilities), retained certain access to FedEx cargo insurance policies that cover liabilities for any shipment of goods by FedEx Freight (for which we are retaining the associated liabilities), and otherwise generally are responsible for obtaining and maintaining, at our own cost, our own insurance coverage.
Dispute Resolution. Except as otherwise set forth in the Separation and Distribution Agreement, if a dispute arises between us and FedEx under the Separation and Distribution Agreement, the general counsels of the parties and/or such other executive officers as the parties may designate will negotiate to resolve any disputes for a reasonable period of time. If the parties are unable to resolve the dispute in this manner, then the dispute will be resolved through binding arbitration.
Term, Termination, and Amendment. After the Spin-Off, the term of the Separation and Distribution Agreement is indefinite and it may only be terminated or modified with the prior written consent of both FedEx and us.
Other Matters Governed by the Separation and Distribution Agreement. Other matters governed by the Separation and Distribution Agreement include, among others, access to financial and other information, confidentiality, access to and provision of records, and separation of guarantees and other credit support instruments.
Transition Services Agreement
In connection with the Spin-Off, we and FedEx entered into the Transition Services Agreement. Pursuant to the Transition Services Agreement, each of FedEx and FedEx Freight provide certain transitional services to the other. The services, including certain support functions such as order creation, customer data management, marketing, clearance, data and analytics, and other functions, as well as the technology operations and support technologies required for those functions, are provided for a limited time, generally for no longer than two years following the effective time, and are provided for specified fees, which are generally based on previous allocation models and/or on a cost/cost-plus basis. This summary of the Transition Services Agreement is subject to and qualified in its entirety by reference to the full text of the Transition Services Agreement, the form of which is included as an exhibit to this Annual Report.
Tax Matters Agreement
In connection with the Spin-Off, we and FedEx entered into the Tax Matters Agreement. The Tax Matters Agreement governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. This summary of the Tax Matters Agreement is subject to and qualified in its entirety by reference to the full text of the Tax Matters Agreement, which is included as an exhibit to this Annual Report.
Allocation of Taxes
In general, except with respect to certain transaction taxes triggered by the Spin-Off, which are generally borne by the party that is responsible for such taxes under applicable law, we are responsible for any U.S. federal, state, local, or foreign taxes (and any related interest, penalties, or audit adjustments) imposed with respect to tax returns that include only us and/or any of our subsidiaries (including any such tax returns filed on a consolidated, combined, or unitary basis) for any taxable periods or portions thereof, and FedEx is responsible for any U.S. federal, state, local, or foreign taxes with respect to tax returns that include FedEx or any of its subsidiaries (as determined immediately after the Spin-Off), including those that also include us and/or any of our subsidiaries, for any taxable periods or portions thereof. In addition, we are required to pay FedEx the amount of any tax benefits that we realize after the Spin-Off to the extent that FedEx is responsible under the Tax Matters Agreement for the corresponding tax.
Neither party’s obligations under the Tax Matters Agreement are limited in amount or subject to any cap. The Tax Matters Agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records, and conduct of audits, examinations, or similar proceedings. In addition, the Tax Matters Agreement provides for cooperation and information sharing with respect to tax matters.
FedEx is generally responsible for preparing and filing any tax return that includes FedEx or any of its subsidiaries (as determined immediately after the Spin-Off), including those that also include us and/or any of our subsidiaries. We are generally responsible for preparing and filing any tax returns that include only us and/or any of our subsidiaries.
The party responsible for preparing and filing any tax return and for the corresponding tax generally has primary authority to control tax contests related to any such tax return or tax. We generally have exclusive authority to control tax contests with respect to tax returns that include only us and/or any of our subsidiaries and any corresponding tax.
Preservation of the Tax-Free Status of Certain Aspects of the Spin-Off and Certain Related Transactions
We and FedEx intend for the Spin-Off, together with certain related transactions, to qualify for non-recognition of income, gain, and loss under Section 355 and related provisions of the Code.
FedEx received a legal opinion to the effect that the Spin-Off, together with certain related transactions, qualifies for non-recognition of income, gain, and loss under Section 355 and related provisions of the Code. In addition, FedEx received a legal opinion and the Private Letter Ruling from the IRS that the Spin-Off, together with certain related transactions, qualified for the non-recognition of income, gain, and loss under Section 355 and related provisions of the Code. In connection with the tax opinion and Private Letter Ruling, we and FedEx have made certain representations regarding the past and future conduct of our respective businesses and certain other matters.
Pursuant to the Tax Matters Agreement, we also agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the Spin-Off and certain related transactions, including restrictions from taking or failing to take any action where such action or failure to act would be inconsistent with the Private Letter Ruling or the legal opinion. Generally, we are prohibited from taking any action, or failing to take any action, where such action or failure to act would reasonably be expected to adversely affect the tax-free status of these transactions, for all relevant time periods. In addition, during the time period ending two years after the date of the Spin-Off, these covenants include specific restrictions on our ability to:
•discontinue the active conduct of our trade or business or reduce the employee headcount of such trade or business by a certain threshold;
•issue or sell our stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements);
•amend our certificate of incorporation (or other organizational documents) or take any other action, whether through a stockholder vote or otherwise, affecting the voting rights of our common stock;
•sell or otherwise dispose of assets outside the ordinary course of business; and
•enter into any other transaction or series of transactions which would cause us to undergo a 50% or greater change in our stock ownership.
We may take certain actions prohibited by these covenants only if we obtain and provide to FedEx an opinion from a U.S. tax counsel or accountant of recognized national standing, in either case, that is acceptable to FedEx, to the effect that such action will not affect the tax-free status of the Spin-Off and certain related transactions, or if we obtain prior written consent of FedEx, in its sole and absolute discretion, waiving such requirement.
We also agreed to indemnify FedEx and its affiliates against any and all tax-related liabilities incurred by them relating to the Spin-Off and certain related transactions to the extent caused by an acquisition of our stock or assets or by any other action undertaken by us. This indemnification will apply even if such liabilities result from an action FedEx has permitted us to take that would otherwise have been prohibited under the tax-related covenants described above.
Term and Termination
There is no termination provision in the Tax Matters Agreement and, unless specifically stated otherwise, the parties’ respective rights, responsibilities, and obligations generally survive until the expiration of the relevant statute of limitations.
Employee Matters Agreement
In connection with the Spin-Off, we and FedEx entered into the Employee Matters Agreement. The Employee Matters Agreement addresses employment and employee compensation and benefits matters, including with respect to severance, workers’ compensation, paid time off, and sharing of employee records and information. The Employee Matters Agreement also addresses the allocation and treatment of assets and liabilities relating to FedEx and FedEx Freight current and former employees and the assets and liabilities of the compensation and benefit plans and programs in which the current and former employees participate. This summary of the Employee Matters Agreement is subject to and qualified in its entirety by reference to the full text of the Employee Matters Agreement, which is included as an exhibit to this Annual Report.

Except as specifically provided in the Employee Matters Agreement, FedEx Freight generally is responsible for (i) employment-related liabilities (other than those related to FedEx compensation and benefit plans) associated with current and former FedEx Freight employees, irrespective of whether such liabilities arose prior to, on, or following the Spin-Off and (ii) employment-related liabilities arising following the Spin-Off associated with FedEx employees who transferred to FedEx Freight in connection with the Spin-Off. FedEx generally retained assets and liabilities under FedEx-sponsored employee compensation and benefits plans and FedEx Freight generally assumed assets and liabilities under FedEx Freight-sponsored employee compensation and benefits plans, provided that FedEx Freight assumed certain assets and liabilities related to periods of service prior to the Spin-Off under FedEx-sponsored employee compensation and benefits plans associated with FedEx Freight employees as well as FedEx employees that are transferred to FedEx Freight in connection with the Spin-Off.
Prior to or as of the Spin-Off (except as agreed in respect of temporary transition services or delayed transfer employees), FedEx Freight employees ceased active participation in FedEx compensation and benefit plans and began to participate in FedEx Freight compensation and benefit plans. In particular, FedEx Freight (i) established its own defined benefit pension plan and assumed the assets and liabilities from certain FedEx defined benefit pension plans as described in the Employee Matters Agreement, (ii) established a 401(k) savings plan for U.S. employees, which accepts direct rollovers of account balances from the FedEx 401(k) savings plan for any employees who elect such a rollover, and (iii) established its own nonqualified parity pension plan and assumed liabilities from FedEx’s nonqualified parity pension plan. The Employee Matters Agreement also addresses the liabilities and responsibilities related to annual cash bonus incentives, long-term cash bonus incentives, severance and vacation, retiree health, and paid time-off benefits.
Agreements Governing Intellectual Property
Intellectual Property Cross-License Agreement
In connection with the Spin-Off, we and FedEx, Federal Express, and FedEx Dataworks entered into the Intellectual Property Cross-License Agreement. Pursuant to the Intellectual Property Cross-License Agreement, each of FedEx, Federal Express, and FedEx Dataworks, on the one hand, and FedEx Freight, on the other hand, grant and receive licenses to and from each other in respect of certain patents, know-how, and copyrights. The Intellectual Property Cross-License Agreement will remain in effect on a licensed-patent-by-licensed-patent and licensed-copyright-by-licensed-copyright basis until expiration, invalidation, or abandonment thereof and with respect to all other licensed intellectual property, in perpetuity. The Intellectual Property Cross-License Agreement will generally not be terminable. In addition, the agreement is not assignable by either party without the other party’s consent other than to (i) an affiliate or (ii) a third party in connection with the sale, separation, divestiture, disposition, or other ceasing to control of the applicable portion of the assets or businesses of the licensee to which the Intellectual Property Cross-License Agreement relates. This summary of the Intellectual Property Cross-License Agreement is subject to and qualified in its entirety by reference to the full text of the Intellectual Property Cross-License Agreement, which is included as an exhibit to this Annual Report.
Trademark License Agreement
In connection with the Spin-Off, we and Federal Express entered into the Trademark License Agreement. The Trademark License Agreement provides FedEx Freight with a license to continue to use certain names, trademarks, and brands owned by Federal Express, including the “FedEx Freight” name and mark, in connection with the FedEx Freight business as conducted prior to the Spin-Off in the United States, Canada, and Mexico. The license granted to us under the Trademark License Agreement is for an initial term of five years from the effective date of the Spin-Off, and will automatically renew annually in one-year increments for up to an additional five years unless either party provides the other with notice of its election not to renew, and is not otherwise terminable by Federal Express other than in connection with a material uncured breach by FedEx Freight, bankruptcy of FedEx Freight, or a change of control of FedEx Freight. This summary of the Trademark License Agreement is subject to and qualified in its entirety by reference to the full text of the Trademark License Agreement, which is included as an exhibit to this Annual Report.
Stockholder and Registration Rights Agreement
In connection with the Spin-Off, we and FedEx entered into a stockholder and registration rights agreement (the “Stockholder and Registration Rights Agreement”), pursuant to which we agree that, upon the request of FedEx, we will use our reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of our common stock retained by FedEx. In addition, FedEx agreed to vote any shares of our common stock that it retains immediately after the separation in proportion to the votes cast by our other stockholders. In connection with the Stockholder and Registration Rights Agreement, FedEx granted us a proxy to vote its shares of our common stock in such proportion. This proxy, however, will be automatically revoked as to any particular share upon any sale or transfer of such share from FedEx to a person other than FedEx, and neither the Stockholder and Registration Rights Agreement nor the proxy limits or prohibits any such sale or transfer. This summary of the Stockholder and Registration Rights Agreement is subject to and qualified in its entirety by reference to the full text of the Stockholder and Registration Rights Agreement, which is included as an exhibit to this Annual Report.
Director Independence
The Board has reviewed the independence of each director. Based on information provided by each director concerning such director’s background, employment, and affiliations, the Board has determined that each of Messrs. Davis, Frieson, Gorman, and Sauerland and Mses. Miller and Salcido do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and meet the independence requirements set forth by the listing standards of the NYSE, such that a majority of our directors are independent. The Board has determined that each member of the Audit Committee, HRCC, and Governance Committee is independent. Under the Board’s standards of director independence, which are included in the Corporate

Governance Guidelines, a director will be considered independent only if the Board affirmatively determines that such director has no direct or indirect material relationship with FedEx Freight, other than as a Board member. In making its independence determinations, the Board broadly considers all relevant facts and circumstances. The Board assumes that each of the following relationships with FedEx Freight is not a “material relationship” and therefore will not, by itself, prevent a Board member from being considered “independent”:
•Prior Employment of Director. The Board member was employed by FedEx Freight or was personally working on FedEx Freight’s audit as an employee or partner of FedEx Freight’s independent auditor, and over five years have passed since such employment, partner, or auditing relationship ended.
•Prior Employment of Immediate Family Member. An immediate family member was an officer of FedEx Freight or was personally working on FedEx Freight’s audit as an employee or partner of FedEx Freight’s independent auditor, and over five years have passed since such employment, partner, or auditing relationship ended.
•Current Employment of Immediate Family Member. An immediate family member is employed by FedEx Freight in a non-officer position, or by FedEx Freight’s independent auditor not as a partner and not personally working on FedEx Freight’s audit.
•Interlocking Directorships. An executive officer of FedEx Freight served on the board of directors of a company that employed the Board member or employed an immediate family member as an executive officer, and over five years have passed since either such relationship ended.
•Transactions and Business Relationships. The Board member or an immediate family member is a partner, greater than 10% stockholder, director, or officer of a company that makes or has made payments to, or receives or has received payments (other than contributions, if the company is a tax-exempt organization) from, FedEx Freight for property or services, and the amount of such payments has not within any of such other company’s three most recently completed fiscal years exceeded one percent (1%) (or $1 million, whichever is greater) of such other company’s consolidated gross revenues for such year.
•Indebtedness. The Board member or an immediate family member is a partner, greater than 10% stockholder, director, or officer of a company that is indebted to FedEx Freight or to which FedEx Freight is indebted, and the aggregate amount of such debt is less than one percent (1%) (or $1 million, whichever is greater) of the total consolidated assets of the indebted company.
•Charitable Contributions. The Board member is a trustee, fiduciary, director, or officer of a tax-exempt organization to which FedEx Freight contributes, and the contributions to such organization by FedEx Freight have not within any of such organization’s three most recently completed fiscal years exceeded one percent (1%) (or $250,000, whichever is greater) of such organization’s consolidated gross revenues for such year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees and Related Disclosures for Accounting Services
Ernst & Young LLP (“Ernst & Young”) audited our consolidated financial statements included in this Annual Report and has served as our independent auditor since 2025. For the fiscal years ended May 31, 2026 and May 31, 2025, we did not incur any fees for professional services to Ernst & Young. Prior to the Spin-Off, FedEx paid all audit, audit-related, tax, and other fees related to FedEx Freight’s business.
Preapproval of Audit and Non-Audit Services
All of the fees for services Ernst & Young provided to FedEx Freight during the fiscal years ended May 31, 2026 and May 31, 2025 were preapproved by FedEx’s Audit and Finance Committee in accordance with FedEx’s Policy on Engagement of Independent Auditor. Following the Spin-Off, the FedEx Freight Audit Committee adopted the FedEx Freight Auditor Engagement Policy (the “Auditor Engagement Policy”). Pursuant to the Auditor Engagement Policy, the Audit Committee preapproves all audit services and non-audit services to be provided to FedEx Freight by its independent registered public accounting firm. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is reported at the next Audit Committee meeting.
The Audit Committee may preapprove for up to one year in advance the provision of particular types of permissible routine and recurring audit-related, tax, and other non-audit services, in each case described in reasonable detail and subject to a specific annual monetary limit also approved by the Audit Committee. The Audit Committee must be informed about each such service that is actually provided. In cases where a service is not covered by one of those approvals, the service must be specifically preapproved by the Audit Committee no earlier than one year prior to the commencement of the service.
Each audit or non-audit service that is approved by the Audit Committee (excluding tax services performed in the ordinary course of FedEx Freight’s business and excluding other services for which the aggregate fees are expected to be less than $50,000) will be reflected in a written engagement letter or writing specifying the services to be performed and the cost of such services, which will be signed by either a member of the Audit Committee or by an officer of FedEx Freight authorized by the Audit Committee to sign on behalf of FedEx Freight.

The Audit Committee will not approve or pre-concur any prohibited non-audit service or any non-audit service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of the independent registered public accounting firm.
In addition, the policy provides that FedEx Freight’s independent registered public accounting firm may not provide any services, including financial counseling and tax services, to any FedEx Freight officer or FedEx Freight managing director (or its equivalent) in the Finance department or to any immediate family member of any such person. The Auditor Engagement Policy is available under the Governance heading of our website at ir.fedexfreight.com.
Pursuant to FedEx Freight’s Policy on Hiring Certain Employees and Partners of the Independent Auditor, FedEx Freight will not hire a person who is concurrently a partner or other professional employee of the independent registered public accounting firm or, in certain cases, an immediate family member of such a person. Additionally, FedEx Freight will not hire a former partner or professional employee of the independent registered public accounting firm in an accounting role or a financial reporting oversight role if he or she remains in a position to influence the independent registered public accounting firm’s operations or policies, has capital balances in the independent registered public accounting firm, or maintains certain other financial arrangements with the independent registered public accounting firm. FedEx Freight will not hire a former member of the independent registered public accounting firm’s audit engagement team (with certain exceptions) in a financial reporting oversight role without waiting for a required “cooling-off” period to elapse.
FedEx Freight’s Executive Vice President — Chief Financial Officer must preapprove any hire who was employed during the preceding three years by the independent registered public accounting firm, and report at least annually all such hires to the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx Freight’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated August 5, 2026 thereon, are presented in Item 8. “Financial Statements and Supplementary Data” of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx Freight’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Separation and Distribution Agreement
†2.1
Separation and Distribution Agreement, effective as of May 28, 2026, by and between FedEx and FedEx Freight. (Filed as Exhibit 2.1 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

Certificate of Incorporation and Bylaws

3.1
Amended and Restated Certificate of Incorporation of FedEx Freight. (Filed as Exhibit 3.2 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx Freight. (Filed as Exhibit 3.3 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

Long-Term Debt Instruments

*4.1	Description of Capital Stock.

4.2
Indenture, dated as of February 5, 2026, by and among FedEx Freight, FedEx Freight, Inc., and Regions Bank, as trustee. (Filed as Exhibit 4.1 to Amendment No. 1 to FedEx Freight's Registration Statement on Form 10 dated and filed April 10, 2026, and incorporated herein by reference.)

4.3
Registration Rights Agreement, dated as of February 5, 2026, by and among FedEx Freight, each guarantor party thereto, and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC as representatives of the several initial purchasers thereto. (Filed as Exhibit 4.2 to Amendment No. 1 to FedEx Freight's Registration Statement on Form 10 dated and filed April 10, 2026, and incorporated herein by reference.)

4.4
Guarantee Agreement, dated as of February 5, 2026, by and among FedEx Freight, FedEx, and Regions Bank, as trustee. (Filed as Exhibit 4.3 to Amendment No. 1 to FedEx Freight's Registration Statement on Form 10 dated and filed April 10, 2026, and incorporated herein by reference.)

4.5
Form of 4.300% Senior Note due 2029 (included in Exhibit 4.2). (Filed as Exhibit 4.4 to Amendment No. 1 to FedEx Freight's Registration Statement on Form 10 dated and filed April 10, 2026, and incorporated herein by reference.)

4.6
Form of 4.650% Senior Note due 2031 (included in Exhibit 4.2). (Filed as Exhibit 4.5 to Amendment No. 1 to FedEx Freight's Registration Statement on Form 10 dated and filed April 10, 2026, and incorporated herein by reference.)

4.7
Form of 4.950% Senior Note due 2033 (included in Exhibit 4.2). (Filed as Exhibit 4.6 to Amendment No. 1 to FedEx Freight's Registration Statement on Form 10 dated and filed April 10, 2026, and incorporated herein by reference.)

4.8
Form of 5.250% Senior Note due 2036 (included in Exhibit 4.2). (Filed as Exhibit 4.7 to Amendment No. 1 to FedEx Freight's Registration Statement on Form 10 dated and filed April 10, 2026, and incorporated herein by reference.)

Spin-Off Agreements

†10.1
Transition Services Agreement, effective as of May 31, 2026, by and between FedEx and FedEx Freight. (Filed as Exhibit 10.1 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

†10.2
Tax Matters Agreement, effective as of May 31, 2026, by and between FedEx and FedEx Freight. (Filed as Exhibit 10.2 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

†10.3
Employee Matters Agreement, effective as of May 31, 2026, by and between FedEx and FedEx Freight. (Filed as Exhibit 10.3 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

†10.4
Intellectual Property Cross-License Agreement, effective as of May 31, 2026, by and among FedEx, Federal Express Corporation, FedEx Dataworks, Inc., and FDXF Holding Corporation. (Filed as Exhibit 10.4 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

†10.5
Trademark License Agreement, effective as of May 31, 2026, by and between Federal Express Corporation and FDXF Holding Corporation. (Filed as Exhibit 10.5 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

†10.6
Stockholder and Registration Rights Agreement, effective as of May 31, 2026, by and between FedEx and FedEx Freight. (Filed as Exhibit 10.6 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

Financing Agreements

†10.7
Delayed Draw Term Loan Agreement, dated as of January 15, 2026, by and among FedEx Freight, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Filed as Exhibit 10.7 to FedEx Freight's Registration Statement on Form 10 dated and filed January 16, 2026, and incorporated herein by reference.)

†10.8
Revolving Credit Agreement, dated as of January 15, 2026, by and among FedEx Freight, as borrower, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Filed as Exhibit 10.8 to FedEx Freight's Registration Statement on Form 10 dated and filed January 16, 2026, and incorporated herein by reference.)

Management Contracts/Compensatory Plans or Arrangements

10.9	FedEx Freight 2026 Omnibus Stock Incentive Plan. (Filed as Exhibit 10.8 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

*10.10	Form of Restricted Stock Unit Agreement Pursuant to the FedEx Freight 2026 Omnibus Stock Incentive Plan.

†*10.11	Form of Performance Stock Unit Agreement Pursuant to the FedEx Freight 2026 Omnibus Stock Incentive Plan.

*10.12	FedEx Freight Policy Regarding Treatment of Equity-Based Awards Upon Retirement.

10.13
Form of Restricted Stock Unit Agreement for Non-Management Directors Pursuant to the FedEx Freight 2026 Omnibus Stock Incentive Plan. (Filed as Exhibit 10.7 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

10.14	FedEx Freight 2026 Employee Stock Purchase Plan. (Filed as Exhibit 10.9 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

10.15	FedEx Freight Retirement Parity Pension Plan. (Filed as Exhibit 10.10 to FedEx Freight's Current Report on Form 8-K dated and filed June 1, 2026, and incorporated herein by reference.)

10.16	Offer Letter for Marshall W. Witt. (Filed as Exhibit 10.11 to FedEx Freight's Registration Statement on Form 10 dated and filed January 16, 2026, and incorporated herein by reference.)

Other Exhibits

*19	FedEx Freight Securities Manual, dated as of June 1, 2026.

*21	Subsidiaries of the Registrant.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Powers of Attorney (presented on the signature pages of this Annual Report).

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	FedEx Freight Policy on Recoupment of Incentive Compensation.

*101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).
_____________________
* Filed herewith.
† Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx Freight will furnish supplementally copies of such attachments to the SEC or its staff upon request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX FREIGHT HOLDING COMPANY, INC.

Dated: August 5, 2026	By:	/s/ Guy M. Erwin II
Guy M. Erwin II
Senior Vice President and Chief Accounting Officer
Power of Attorney. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John A. Smith, Marshall W. Witt, and Guy M. Erwin II, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John A. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2026
John A. Smith

/s/ Marshall W. Witt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 5, 2026
Marshall W. Witt

/s/ Guy M. Erwin II	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 5, 2026
Guy M. Erwin II

/s/ R. Brad Martin	Chairman of the Board	August 5, 2026
R. Brad Martin

/s/ Jeffrey A. Davis	Director	August 5, 2026
Jeffrey A. Davis

/s/ Donald E. Frieson	Director	August 5, 2026
Donald E. Frieson

/s/ Stephen E. Gorman	Director	August 5, 2026
Stephen E. Gorman

/s/ Robert A. King	Director	August 5, 2026
Robert A. King

/s/ Cindy J. Miller	Director	August 5, 2026
Cindy J. Miller

Signature	Capacity	Date

/s/ Amy J. Salcido	Director	August 5, 2026
Amy J. Salcido

/s/ John P. Sauerland	Director	August 5, 2026
John P. Sauerland

/s/ Samantha M. Smith	Director	August 5, 2026
Samantha M. Smith